Form 10-Q
period 2011-10-31
STEP OUT INC.
filed 2012-01-20
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-177518

Step Out, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2758994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1976 Glacier Meadow Dr., Reno, NV 89521
(Address of principal executive offices)

(775) 200-5814
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,000,000 common shares as of January 19, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2011 and August 31, 2011 (unaudited);
F-2	Statements of Operations for the three months ended November 30, 2011 and from May 2, 2011 (inception) through November 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended November 30, 2011 and from May 2, 2011 (inception) through November 30, 2011 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

As of November 30, 2011

ASSETS
	November 30, 2011	August 31, 2011
Current assets
Cash	$1,647	$10,032
Deposit	—	5,000
Total current assets	1,647	15,032

Flotation tank	10,080	—
Total assets	$11,727	$15,032

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$4,027	$7,777
Accrued interest	20	—
Loan from shareholder – Note 4	100	100
Total Current Liabilities	4,147	7,877

Advances from director- Note 4	2,000	—
Total liabilities	6,147	7,877

STOCKHOLDER’S EQUITY:
Common stock, $.001 par value, 90,000,000 common shares authorized, 10,000,000 shares issued and outstanding	10,000	10,000
Preferred stock, 10,000,000 authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	5,000	5,000
Deficit accumulated during the development stage	(9,420)	(7,845)
Total stockholder’s equity	5,580	7,155

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$11,727	$15,032

The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

For the three months ended November 30, 2011

For the period from May 2, 2011 (Date of Inception) through November 30, 2011

	Three Months ended November 30, 2011	Period from Inception to November 30, 2011

Operating expenses:
Professional fees	$1,500	$9,277
Bank charges	55	123
Interest	20	20
Total operating expenses	1,575	9,420

Loss from operations before provision for federal income tax	(1,575)	(9,420)
Provision for federal income tax	—	—
Net loss	$(1,575)	$(9,420)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic and diluted	10,000,000

The accompanying notes are an integral part of these financial statements .

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the period from May 2, 2011 (Date of Inception) through November 30, 2011

	Three Months ended November 30, 2011		Period from Inception to November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period		$(1,575)	$(9,420)
Adjustments to reconcile net loss to net cash used by operating activities
Change in non-cash working capital items
Accrued expenses		(3,730)	4,047
Deposits		5,000	—
Cash flows used in operating activities		(305)	(5,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Net assets acquired		—	15,000
Loan from shareholder		2,000	2,100
Cash flows provided by financing activities		2,000	17,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of flotation task		(10,080)	(10,080)

NET INCREASE (DECREASE) IN CASH		(8,385)	1,647
Cash, beginning of period		10,032	—
Cash, end of period		$1,647	$1,647

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid		$—	$—
Income taxes paid		$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in exchange for membership interest	$		$15,000

The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

Step Out, Inc. (“Step Out” or the “Company”) was incorporated in Nevada on May 2, 2011. Step Out is a Development stage company and has not yet realized any revenues from its planned operations. Step Out is currently in the business of opening spas featuring salt water isolation flotation tanks.

On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The membership interest was acquired at book value from the shareholder . SOI Nevada, LLC became a wholly-owned subsidiary of Step Out, Inc.

The accompanying unaudited interim financial statements have been prepared by Step Out,Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended August 31, 2011.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SOI Nevada, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of November 30, 2011.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2011 and August 31, 2011, respectively, the Company had $1,647 and $10,032 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, a deposit, accrued professional fees, and an amount due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2011, there have been no interest or penalties incurred on income taxes.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

NOTE 2 - GOING CONCERN

Step Out has limited working capital and has a deficit accumulated during the Development stage of $9,420 as of November 30, 2011. Step Out's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Step Out has no current source of revenue. Without realization of additional capital, it would be unlikely for Step Out to continue as a going concern. Step Out's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

November 30,
2011
Federal income tax benefit attributable to:
Current operations	$535
Less: valuation allowance	(535)
Net provision for Federal income taxes	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

November 30,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$3,200
Less: valuation allowance	(3,200)
Net deferred tax asset	$—

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2011

NOTE 3 – INCOME TAXES (continued)

At November 30, 2011, Step Out had an unused net operating loss carryover approximating $9,420 that is available to offset future taxable income; it expires beginning in 2031.

NOTE 4 – RELATED PARTY TRANSACTION

During the period ended August 31, 2011 the director made advances to the company totaling $100. These advances are non-interest bearing and have no specified terms of repayment.

During the period ended November 30, 2011 the director made advances to the company totaling $2,000. These advances bear interest at 6% and are due October 4, 2013.

NOTE 6 – COMMON STOCK

The Company has 10,000,000 preferred shares authorized at par value of $0.001 per share.

The Company has 90,000,000 common shares authorized as a par value of $ 0.001 per share.

On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The transaction was recorded at $ 15,000, the book value of the membership interests.

NOTE 7 – COMMITMENTS

Step Out neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2011 through January 15, 2012 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated as Step Out, Inc. on May 2, 2011 in the State of Nevada for the purpose of for the purpose of developing a chain of flotation tank therapy spas, beginning with the Northern Nevada market. Our business is operated through our wholly-owned operating subsidiary, SOI Nevada, LLC. We have procured our initial floatation tank equipment and are currently seeking equity funding for the purpose of testing and developing our service and opening our first location in the Reno, Nevada area.  We are a development stage company and have not generated any revenues to date.

Flotation Therapy

A floatation tank is a light-less, soundproof tank inside which subjects float in salt water at skin temperature. They were first used by John C. Lilly in 1954 in order to test the effects of sensory deprivation. Such tanks are now also used for meditation and relaxation and in alternative medicine. Flotation tanks were originally called sensory deprivation tanks. Other synonyms for flotation tank include isolation tank, floating tank, floater tank, flotation tank, REST tank, flotation baths, think tank, John C. Lilly tank and sensory attenuation tank. Flotation tanks utilize several hundred pounds of Epsom salts, which to raise the specific gravity and allow easy flotation by making the body buoyant. This eliminates the sensation of gravity and complements the elimination of light and sound sensory inputs. In addition, the salt prevents the “pruning” (temporary skin wrinkling), usually seen when staying in pure water too long. Users may also experience the conventional physical benefits of Epsom salt baths, which can include the easing of sore muscles and smoother skin.

A therapeutic session in a flotation tank typically lasts an hour. For the first forty minutes, it is reportedly possible to experience itching in various parts of the body (a phenomenon also reported to be common during the early stages of meditation). The last twenty minutes often end with a transition from beta or alpha brainwaves to theta, which typically occurs briefly before sleep and again at waking. In a float tank, the theta state can last for several minutes without the subject losing consciousness. Many use the extended theta state as a tool for enhanced creativity and problem-solving or for “super learning”. The more often the tank is used the longer the theta period becomes.

Participants in flotation tank therapy may experience intensive relaxation, enhanced concentration, and a state of mental rest equivalent to a much longer period time spent sleeping. Flotation therapy offers the user a way to escape the distractions that are inherent in the diverse and high traffic environment of modern living. A flotation session allows the user to time to reset mentally, relax, and “step out” of the stresses of daily life.

Planned Services and Pricing

Based on the current practices of other flotation tank operators, we plan to offer users flotation tank sessions of up to 90 minutes each for a price of $45 per session. We expect beginners to use the tank for between 15 and 45 minutes, while more experienced users will opt for the longer session. Because the point of the experience is total mental relaxation, we do not intend to firmly restrict the time allowed or levy charges per minute.

Planned Operations and Budget for Fiscal Year Beginning September 1, 2011

Our initial floatation tank has been procured and built to our order, and we took delivery of the tank on November 17, 2011. During the remainder of the first nine months of our fiscal year beginning September 1, 2011, we intend to schedule flotation tank sessions one or two days per week in temporary space to be provided by our sole officer free of charge. During this initial phase of operations, we will get vital customer feed-back that we will use to refine and improve the service and user experience to be offered once we commence full time operations. In addition, we will use our initial phase of operation to prepare and launch our on-line marketing platform and to build-up a client base through referrals and word of mouth. Once repeat customers are cultivated and the service has been sufficiently tested, we plan to expand to a full-time schedule. We currently intend to open our initial full time retail location in the Reno, Nevada area in the summer of 2012.

The operating budget for our first full fiscal year consists of planned expenditures for acquiring certain supplies and equipment needed for the operation of our floatation tank, marketing expenses, accounting and legal expenses, and rental and labor expense for the opening and initial operation of our first planned spa location.   Management’s estimate of our planned expenditures by category and by fiscal quarter for our first full fiscal year is set forth below:

Expense Category	Q1	Q2	Q3	Q4	Category Totals
Materials and Equipment	$0	$500	$500	$500	$1,500
Marketing	$0	$0	$300	$200	$500
Labor	$0	$0	$500	$3,500	$4,000
Retail location rental	$0	$0	$0	$6,000	$6,000
Legal and accounting	$2,500	$2,500	$2,500	$2,500	$10,000
Quarterly Total	$2,500	$3,000	$3,800	$12,700
Grand Total for fiscal year	$2,500	$5,500	$9,300	$22,000

Our ability to fund the budget set forth above will therefore depend upon on raising funds through our current public offering of common stock.  If the maximum offering in the amount of $20,000 is sold, we should have sufficient cash, exclusive of any sales revenue, to fund our budget until the end of our fiscal year beginning September 1, 2011.  If substantially less than the maximum offering is sold, however, our ability to meet our budget and to implement our business plan will be impaired.   Our ability to fund our planned budget beyond our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three months ended November 30, 2011 and from May 2, 2011 (inception) through November 30, 2011.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $1,575 for the three months ended November 30, 2011. We have incurred total expenses and a net loss of $9,420 from inception on May 2, 2011 through November 30, 2011. Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations. We have acquired our initial flotation tank at a cost of $10,000. This was a one-time cost and we do not expect to purchase an additional tank during our first full fiscal year. Our budget for materials and equipment, shown above, includes among other things the cost of the Epsom salts to be used in the operation of the tank.

Liquidity and Capital Resources

As of November 30, 2011, we had current assets in the amount of $1,647, consisting entirely of cash. Our current liabilities as of November 30, 2011, were $4,147. Thus, we had a working capital deficit of $2,500 as of November 30, 2011. On October 4, 2011, our sole officer and director, Sterling Hamilton, loaned us the sum of $2,000 under terms of a Promissory Note. The Note bears interest at a rate of 6% per year and is due October 4, 2013.

The success of our business plan will depend on raising adequate funds through our current public offering, through which we are seeking equity funding in the amount of $20,000.  If the maximum offering is sold, we should have sufficient cash to carry out our business plan until the end of our fiscal year beginning September 1, 2011.  If substantially less than the maximum offering is sold, however, our ability to execute on our immediate business plan will be impaired.   Our ability to operate beyond our current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

As discussed in the notes to our financial statements, we have no established source of revenue.  This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Sterling Hamilton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.   Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. [Removed and Reserved]

Item 5. Other Information

On October 4, 2011, our sole officer and director, Sterling Hamilton, loaned us the sum of $2,000 under terms of a Promissory Note. The Note bears interest at a rate of 6% per year and is due October 4, 2013. The Note is filed herewith as Exhibit 10.1.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Promissory Note dated October 4, 2011
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Step Out, Inc.

Date:	January 20, 2012

By:	/s/ Sterling Hamilton
Sterling Hamilton
Title:	Chief Executive Officer and Director

