Form 10-Q
period 2012-02-29
STEP OUT INC.
filed 2012-04-16
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 common shares as of April 12, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 29, 2012 and August 31, 2011 (unaudited)
F-2	Statements of Operations for the three and six months ended February 29, 2012 and from May 2, 2011 (inception) through February 29, 2012 (unaudited)
F-3	Statements of Cash Flows for the three and six months ended February 29, 2012 and from May 2, 2011 (inception) through February 29, 2012 (unaudited)
F-4	Notes to Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 29, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

As of February 29, 2012

ASSETS
	February 29, 2012	August 31, 2011
Current assets
Cash	$20,647	$10,032
Deposit	—	5,000
Total current assets	20,647	15,032

Flotation tank	10,080	—
Total assets	$30,727	$15,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$5,527	$7,777
Accrued interest	50	—
Loan from shareholder – Note 4	100	100
Total Current Liabilities	5,677	7,877

Advances from director- Note 4	2,000	—
Total liabilities	7,677	7,877

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 90,000,000 common shares authorized, 12,000,000 shares issued and outstanding (2011- 10,000,000 shares issued and outstanding)	12,000	10,000
Preferred stock, 10,000,000 authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	23,000	5,000
Deficit accumulated during the development stage	(11,950)	(7,845)
Total stockholder’s equity	23,050	7,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,727	$15,032

The accompanying notes are an integral part of these financial statements

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

For the three months and six months ended February 29, 2012

For the period from May 2, 2011 (Date of Inception) through February 29, 2012

	Three Months ended February 29, 2012	Six Months ended February 29, 2012	Period from Inception to February 29, 2012

Operating expenses:
Professional fees	$1,500	$3,000	$10,777
Filing and registration fees	1,000	1,000	1,000
Bank charges	0	55	123
Interest	30	50	50
Total operating expenses	2,530	4 ,105	11,950

Loss from operations before provision for federal income tax	(2,530)	(4,105)	(11,950)
Provision for federal income tax	—	—	—
Net loss	$(2,530)	$(4,105)	$(11,950)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic and diluted	10,666,666	10,333,333

The accompanying notes are an integral part of these financial statements

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the six months ended February 29, 2012

For the period from May 2, 2011 (Date of Inception) through February 29, 2012

	Six Months ended February 29, 2012	Period from Inception to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(4,105)	$(11,950)
Adjustments to reconcile net loss to net cash used by operating activities
Change in non-cash working capital items
Accrued expenses	(2,200)	5,577
Deposits	5,000	—
Cash flows used in operating activities	(1,305)	(6,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Net assets acquired	—	15,000
Common shares issued	20,000	20,000
Loan from shareholder	2,000	2,100
Cash flows provided by financing activities	22,000	37,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of flotation tank	(10,080)	(10,080)

NET INCREASE (DECREASE) IN CASH	10,615	20,647
Cash, beginning of period	10,032	—
Cash, end of period	$20,647	$20,647

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in exchange for membership interest	$—	$15,000

The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

Step Out, Inc. (“Step Out” or the “Company”) was incorporated in Nevada on May 2, 2011. Step Out is a Development stage company and has not yet realized any revenues from its planned operations. Step Out is currently in the business of opening spas featuring salt water isolation flotation tanks.

On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The membership interest was acquired at book value from the shareholder. SOI Nevada, LLC became a wholly-owned subsidiary of Step Out, Inc.

The accompanying unaudited interim financial statements have been prepared by Step Out, Inc. pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

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

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of February 29, 2012.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 29, 2012 and August 31, 2011, respectively, the Company had $20,647 and $10,032 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 29, 2012, there have been no interest or penalties incurred on income taxes.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

NOTE 2 - GOING CONCERN

Step Out has limited working capital and has a deficit accumulated during the Development stage of $11,950 as of February 29, 2012. Step Out's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Step Out has no current source of revenue. Without realization of additional capital, it would be unlikely for Step Out to continue as a going concern. Step Out's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

February 29,
2012
Federal income tax benefit attributable to:
Current operations	$1,395
Less: valuation allowance	(1,395)
Net provision for Federal income taxes	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

February 29,
2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,063
Less: valuation allowance	(4,063)
Net deferred tax asset	$—

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

NOTE 3 – INCOME TAXES (continued)

At February 29, 2012, Step Out had an unused net operating loss carryover approximating $11,950 that is available to offset future taxable income; it expires beginning in 2031.

NOTE 4 – RELATED PARTY TRANSACTION

During the period ended August 31, 2011 the director made advances to the company totaling $100. These advances are non-interest bearing and have no specified terms of repayment.

During the period ended February 29, 2012 the director made advances to the company totaling $2,000. These advances bear interest at 6% and are due October 4, 2013.

NOTE 6 – COMMON STOCK

The Company has 10,000,000 preferred shares authorized at par value of $0.001 per share.

The Company has 90,000,000 common shares authorized as a par value of $0.001 per share.

On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The transaction was recorded at $15,000, the book value of the membership interests.

On February 25, 2012, the Company issued 2,000,000 common shares for cash of $20,000.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to February 29, 2012 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated as Step Out, Inc. on May 2, 2011 in the State of Nevada for the purpose of for the purpose of developing a chain of flotation tank therapy spas, beginning with the Northern Nevada market. Our business is operated through our wholly-owned operating subsidiary, SOI Nevada, LLC. We have procured our initial floatation tank equipment and have raised our initial equity funding for the purpose of testing and developing our service and opening our first location in the Reno, Nevada area.  We are a development stage company and have not generated any revenues to date.

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

Planned Operations and Budget for Fiscal Year Beginning September 1, 2011

Our initial floatation tank has been procured and built to our order, and we took delivery of the tank on November 17, 2011. During most of the remainder of our fiscal year beginning September 1, 2011, we intend to schedule flotation tank sessions one or two days per week in temporary space to be provided by our sole officer free of charge. During this initial phase of operations, we will get vital customer feed-back that we will use to refine and improve the service and user experience to be offered once we commence full time operations. In addition, we will use our initial phase of operation to prepare and launch our on-line marketing platform and to build-up a client base through referrals and word of mouth. Once repeat customers are cultivated and the service has been sufficiently tested, we plan to expand to a full-time schedule. We currently intend to open our initial full time retail location in the Reno, Nevada area in the late summer of 2012.

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

Our recent public offering was fully subscribed in the amount of $20,000, and we therefore should have sufficient cash, exclusive of any sales revenue, to fund our budget until the end of our fiscal year beginning September 1, 2011.   Our ability to fund our planned budget beyond our current fiscal year will be contingent upon us realizing sales revenue sufficient to fund our ongoing operating expenses, and/or upon obtaining additional financing.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Results of Operations for the three and six months ended February 29, 2012 and from May 2, 2011 (inception) through February 29, 2012.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $2,530 for the three months ended February 29, 2012. We incurred expenses and a net loss of $4,105 for the six months ended February 29, 2012. We have incurred total expenses and a net loss of $11,950 from inception on May 2, 2011 through February 29, 2012. Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations. We have acquired our initial flotation tank at a cost of $10,080. This was a one-time cost and we do not expect to purchase an additional tank during our first full fiscal year. Our budget for materials and equipment, shown above, includes among other things the cost of the Epsom salts to be used in the operation of the tank.

Liquidity and Capital Resources

As of February 29, 2012, we had current assets in the amount of $20,647, consisting entirely of cash. Our current liabilities as of February 29, 2012 were $5,677. Thus, we had working capital of $14,970 as of February 29, 2012. On October 4, 2011, our sole officer and director, Sterling Hamilton, loaned us the sum of $2,000 under terms of a Promissory Note. The Note bears interest at a rate of 6% per year and is due October 4, 2013.

Because our recent public offering was fully subscribed in the amount of $20,000, we should have sufficient cash to carry out our business plan until the end of our fiscal year beginning September 1, 2011.   Our ability to operate beyond our current fiscal year is contingent upon us obtaining additional financing and/or upon realizing sales revenue sufficient to fund our ongoing expenses. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Sterling Hamilton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Step Out, Inc.

Date:	April 16, 2012

By:	/s/ Sterling Hamilton Sterling Hamilton
Title:	Chief Executive Officer and Director

