Form 10-Q
period 2012-05-31
STEP OUT INC.
filed 2012-07-16
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 common shares as of July 12, 2012.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of May 31, 2012 and August 31, 2011 (unaudited);
F-2	Statements of Operations for the three and nine months ended May 31, 2012 and from May 2, 2011 (inception) through May 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the three and nine months ended May 31, 2012 and from May 2, 2011 (inception) through May 31, 2012 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS (unaudited)

As of May 31, 2012

ASSETS
	May 31, 2012	August 31, 2011
Current assets
Cash	$19,732	$10,032
Deposit	—	5,000
Total current assets	19,732	15,032

Flotation tank	10,080	—
Total assets	$29,812	$15,032

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$7,027	$7,777
Accrued interest	80	—
Loan from shareholder – Note 4	100	100
Total Current Liabilities	7,207	7,877

Advances from director- Note 4	2,000	—
Total liabilities	9,207	7,877

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 90,000,000 common shares authorized, 12,000,000 shares issued and outstanding (2011- 10,000,000 shares issued and outstanding)	12,000	10,000
Preferred stock, 10,000,000 authorized, 0 shares issued and outstanding	—	—
Additional paid in capital	23,000	5,000
Deficit accumulated during the development stage	(14,395)	(7,845)
Total stockholders’ equity	20,605	7,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,812	$15,032

The accompanying notes are an integral part of these financial statements

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

For the three months and nine months ended May 31, 2012

For the period from May 2, 2011 (Date of Inception) through May 31, 2011

For the period from May 2, 2011 (Date of Inception) through May 31, 2012

	Three Months ended May 31, 2012	Nine Months ended May 31, 2012	Inception to May 31, 2011	Period from Inception to May 31, 2012

Operating expenses:
Professional fees	$1,500	$4,500	$0	$12,277
Filing and registration fees	915	1,915	0	1,915
Bank charges	0	55	0	123
Interest	30	80	0	80
Total operating expenses	2,445	6,550	0	14,395

Loss from operations before provision for federal income tax	(2,445)	(6,550)	0	(14,395)
Provision for federal income tax	0	0	0	0
Net loss	$(2,445)	$(6,550)	$0	$(14,395)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding: Basic and diluted	12,000,000	10,888,888	10,000,000

The accompanying notes are an integral part of these financial statements

STEP OUT, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

For the nine months ended May 31, 2012

For the period from May 2, 2011 (Date of Inception) through May 31, 2011

For the period from May 2, 2011 (Date of Inception) through May 31, 2012

	Nine Months ended May 31, 2012	Period from Inception to May 31, 2011	Period from Inception to May 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,550)	$0	$(14,395)
Adjustments to reconcile net loss to net cash used by operating activities
Change in non-cash working capital items
Accrued expenses	(670)	0	7,107
Deposits	5,000	0	0
Cash flows used in operating activities	(2,220)	0	(7,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Net assets acquired	0	0	15,000
Common shares issued	20,000	0	20,000
Loan from shareholder	2,000	0	2,100
Cash flows provided by financing activities	22,000	0	37,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of flotation tank	(10,080)	0	(10,080)

NET INCREASE (DECREASE) IN CASH	9,700	0	19,732
Cash, beginning of period	10,032	0	0
Cash, end of period	$19,732	$0	$19,732

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in exchange for membership interest	$0	$0	$15,000

The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of May 31, 2012.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2012 and August 31, 2011, respectively, the Company had $19,732 and $10,032 of unrestricted cash to be used for future business operations.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2012, there have been no interest or penalties incurred on income taxes.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

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

NOTE 2 - GOING CONCERN

Step Out has limited working capital and has a deficit accumulated during the Development stage of $14,395 as of May 31, 2012. Step Out's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Step Out has no current source of revenue. Without realization of additional capital, it would be unlikely for Step Out to continue as a going concern. Step Out's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – INCOME TAXES

The provision for Federal income tax consists of the following:

May 31,
2012
Federal income tax benefit attributable to:
Current operations	$2,227
Less: valuation allowance	(2,227)
Net provision for Federal income taxes	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

May 31
2012
Deferred tax asset attributable to:
Net operating loss carryover	$4,894
Less: valuation allowance	(4,894)
Net deferred tax asset	$—

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

NOTE 3 – INCOME TAXES (continued)

At May 31, 2012, Step Out had an unused net operating loss carryover approximating $14,395 that is available to offset future taxable income; it expires beginning in 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, the use of net operating loss carry forwards for tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 4 – RELATED PARTY TRANSACTION

During the period ended August 31, 2011 the director made advances to the company totaling $100. These advances are non-interest bearing and have no specified terms of repayment.

During the period ended May 31, 2012 the director made advances to the company totaling $2,000. These advances bear interest at 6% and are due October 4, 2013. Interest of $80 has been recorded in these financial statements.

NOTE 5 – COMMON STOCK

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

NOTE 6 – COMMITMENTS

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to May 31, 2012 through the date these financial statements were issued and has determined that it does not have any other material subsequent events to disclose in these financial statements.

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

Planned Operations and Budget for Fiscal Year Beginning September 1, 2011

Our initial floatation tank has been procured and built to our order, and we took delivery of the tank on November 17, 2011. During most of the remainder of our fiscal year beginning September 1, 2011, we intend to schedule flotation tank sessions one or two days per week in temporary space to be provided by our sole officer free of charge. During this initial phase of operations, we will get vital customer feed-back that we will use to refine and improve the service and user experience to be offered once we commence full time operations. In addition, we will use our initial phase of operation to prepare and launch our on-line marketing platform and to build-up a client base through referrals and word of mouth. Once repeat customers are cultivated and the service has been sufficiently tested, we plan to expand to a full-time schedule. We currently intend to open our initial full time retail location in the Reno, Nevada area in late 2012.

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

Results of Operations for the three and nine months ended May 31, 2012 and from May 2, 2011 (inception) through May 31, 2012.

We have not earned any revenues since the inception of our current business operations. We incurred expenses and a net loss in the amount of $2,445 for the three months ended May 31, 2012. We incurred expenses and a net loss of $6,550 for the nine months ended May 31, 2012. We have incurred total expenses and a net loss of $14,395 from inception on May 2, 2011 through May 31, 2012. Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations. We have acquired our initial flotation tank at a cost of $10,000. This was a one-time cost and we do not expect to purchase an additional tank during our first full fiscal year. Our budget for materials and equipment, shown above, includes among other things the cost of the Epsom salts to be used in the operation of the tank.

Liquidity and Capital Resources

As of May 31, 2012, we had current assets in the amount of $19,732, consisting entirely of cash. Our current liabilities as of May 31, 2012 were $7,207. Thus, we had working capital of $12,525 as of may 31, 2012. On October 4, 2011, our sole officer and director, Sterling Hamilton, loaned us the sum of $2,000 under terms of a Promissory Note. The Note bears interest at a rate of 6% per year and is due October 4, 2013.

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

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Sterling Hamilton. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2012.

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

None.

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

Step Out, Inc.

Date:	July 16, 2012

By:	/s/ Sterling Hamilton Sterling Hamilton
Title:	Chief Executive Officer and Director

