Form 10-K
period 2012-08-31
IDS Solar Technologies, Inc.
filed 2012-11-29
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-177518

IDS SOLAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2758994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

533 Birch Street Lake Elsinore, CA	92530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (951) 674-1554

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. n/a

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,583,333 shares as of November 27, 2012.

1

PART I

Item 1. Business

Company Overview

We were incorporated as Step Out, Inc. on May 2, 2011 in the State of Nevada for the purpose of developing a chain of flotation tank therapy spas. On September 19, 2012, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Sterling Hamilton. Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, SOI Nevada, LLC, to Mr. Hamilton. In exchange for this assignment of membership interests, Mr. Hamilton agreed to assume and cancel all liabilities relating to our former business of developing a chain of flotation tank therapy spas. In addition, Mr. Hamilton agreed to release all liability under a promissory note due and owing to him in the amount of $2,000.

As a result of the Agreement, we are no longer pursuing our former business plan. Under the direction of new management, we intend to develop a business focused on the design, manufacturing, and distribution solar-based portable power stations. On November 8, 2012, we entered into an Exclusive License / Royalty Agreement (the “Agreement”) with SP Innovations, Inc. (“SP”). Under the Agreement, we have been granted the exclusive right to manufacture, import, use, and sell a line of portable, solar-powered generators developed by SP. In exchange for the license, we have committed to pay SP a royalty of five percent (5%) of our total wholesale price for all of the licensed products sold by us. We are required to keep books of account regarding sales of the licensed products and must account and render payment to SP on a monthly basis. In addition, a minimum fee of $35,000 must be paid to SP in series of payments to be made over the next 90 days. The initial term of the Agreement is two years, and it may be renewed in successive two year terms at our option.

As additional consideration to SP under the Agreement, we have agreed to issue SP ten thousand shares of our common stock. Also, on the anniversary of the Agreement, SP will be entitled to receive warrants to purchase our common stock at $1.75 per share, exercisable for three years. The number of warrants issued to SP will be equal to 25,000 warrants for each $1,000,000 in gross revenues generated from sales of the licensed products.

As a result of the Agreement with SP, we are now preparing to produce and soon release the Solar Survivor, our first portable solar-based power generation station. Management expects that the Solar Survivor model will be available soon for purchase and will begin to ship by the beginning of 2013. We intend to market the Solar Survivor model as a clean, portable electrical energy solution for every American household.

As our plans and our new business develop, we will make appropriate additional disclosures.

Item 2. Properties

We do not currently own or lease any real property.

 Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “IDST” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

A trading market for our securities did not begin to develop until after the fiscal year ended August 31, 2012.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2012
Quarter Ended	High $	Low $
August 31, 2012	N/A	N/A
May 31, 2012	N/A	N/A
February 29, 2012	N/A	N/A
November 30, 2011	N/A	N/A

Fiscal Year Ending August 31, 2011
Quarter Ended	High $	Low $
August 31, 2011	N/A	N/A
May 31, 2011	N/A	N/A
February 29, 2011	N/A	N/A
November 30, 2010	N/A	N/A

As of November 26, 2012, the last trading price of our common stock was $2.50 per share.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of November 27, 2012, we had 2,583,333 shares of our common stock issued and outstanding, held by ninety-eight (98) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business, or;

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended August 31, 2012 and August 31, 2011, and the Period From Inception (May 2, 2011) to August 31, 2012

We have had no revenue for the years ended August 31, 2012 and August 31, 2011, or for the period from Inception (May 2, 2011) through August 31, 2012. Our total expenses and net loss for the year ended August 31, 2012 were $70,667, and consisted of professional fees of $68,605, filing and registration fees of $1,915, and bank charges of $147. By comparison, our total expenses and net loss for the year ended August 31, 2011 were $7,845, and consisted of professional fees of $7,777 and bank charges of $68. Our total expenses and net loss for the period from Inception (May 2, 2011) through August 31, 2012 were $78,512.

Our results of operation for the fiscal year ended August 31, 2012 and prior periods relate to our former business of developing flotation tank therapy spas. As we go forward with the development of our portable solar generator business during the current fiscal year, we expect that our operating expenses will increase significantly and that we will begin to generate revenues from the sale of our products.

Liquidity and Capital Resources

As of August 31, 2012, we had total current assets of $15,140, consisting entirely of cash. Our total current liabilities as of August 31, 2012 were $66,842, and consisted of accrued expenses of $66,632, accrued interest of $110, and a shareholder advance of $100. Our working capital deficit as of August 31, 2012 was therefore $51,702.

Subsequent to the reporting period, on September 19, 2012, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Sterling Hamilton. Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, SOI Nevada, LLC, to Mr. Hamilton. In exchange for this assignment of membership interests, Mr. Hamilton agreed to assume and cancel all liabilities relating to our former business of developing a chain of flotation tank therapy spas. In addition, Mr. Hamilton agreed to release all liability under a promissory note due and owing to him in the amount of $2,000.

Also subsequent to the reporting period, we received short term loan financing under three promissory notes as follows:

1. On September 30, 2012, we borrowed the sum of $1,900 from Charles J. Kalina under the terms of a Promissory Note. This note bears interest at an annual rate of ten percent (10%), with interest payable monthly. All principal and interest is due within ninety (90) days of funding.

2. On October 12, 2012, we borrowed the sum of $20,000 from Argent Offset, LLC under the terms of a Promissory Note. The note balance includes a service fee of $1,500. This note bears interest at an annual rate of eighteen percent (18%), with interest payable monthly. All principal and interest is due within ninety (90) days of funding.

3. From October 17, 2012 through November 27, 2012, we borrowed the total sum of $51,800 from our President and CEO, Bruce R. Knoblich. Our obligations regarding this loan were memorialized in a Promissory Note dated November 27, 2012. The note bears interest at an annual rate of five percent (5%), with all principal and interest due on or before May 27, 2013.

 We will require significant additional financing in order to move forward effectively with the development of our new portable solar power generator business. We intend to fund the development of our new business through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, in amounts sufficient to fund our planned acquisitions and other activities, or at all.

Off Balance Sheet Arrangements

As of August 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $78,622 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, management does not believe that any of our accounting policies fit this definition.

Recently Issued Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

 Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of August 31, 2012 and 2011;
F-3	Statements of Operations for the years ended August 31, 2012 and August 31, 2011, and for the period from Inception (May 2, 2011) through August 31, 2012;
F-4	Statement of Stockholders’ Equity (Deficit) from Inception (May 2, 2011) to August 31, 2012;
F-5	Statements of Cash Flows for the years ended August 31, 2012 and August 31, 2011, and for the period from Inception (May 2, 2011) through August 31, 2012;
F-6	Notes to Financial Statements
7

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Step Out, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Step Out, Inc. as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended August 31, 2012 and the periods from May 2, 2011 (date of inception) through August 31, 2011 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Step Out, Inc. as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended August 31, 2012 and the periods from May 2, 2011 (date of inception) through August 31, 2011 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

November 26, 2012

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$15,140	$10,032
Deposits	0	5,000
Total Current Assets	15,140	15,032

Property and Equipment - Net	10,080	0

TOTAL ASSETS	$25,220	$15,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$66,632	$7,777
Accrued interest	110	0
Advances from shareholder	100	100
Total Current Liabilities	66,842	7,877

Long-Term Liabilities
Note payable - shareholder	2,000	0

Total Liabilities	68,842	7,877

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value – authorized, 10,000,000 shares; issued and outstanding, 0 shares at August 31, 2012 and 0 shares at August 31, 2011	0	0
Common stock, $0.001 par value – authorized, 90,000,000 shares; issued and outstanding, 12,000,000 shares at August 31, 2012 and 10,000,000 shares at August 31, 2011	12,000	10,000
Additional paid in capital	23,000	5,000
Deficit accumulated during the development stage	(78,622)	(7,845)
Total Stockholders’ Equity (Deficit)	(43,622)	7,155

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,220	$15,032

The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED AUGUST 31, 2012 AND

FOR THE PERIODS FROM MAY 2, 2011 (DATE OF INCEPTION) TO AUGUST 31, 2011

AND FROM MAY 2, 2011 (DATE OF INCEPTION) TO AUGUST 31, 2012

	Year ended August 31, 2012	Period from Inception to August 31, 2011	Period from Inception to August 31, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Professional fees	68,605	7,777	76,382
Filing and registration fees	1,915	0	1,915
Bank charges	147	68	215
TOTAL OPERATING EXPENSES	70,667	7,845	78,512

LOSS FROM OPERATIONS	(70,667)	(7,845)	(78,512)

OTHER INCOME (EXPENSE)
Interest expense	(110)	0	(110)

LOSS BEFORE PROVISION FOR FEDERAL INCOME TAX	(70,777)	(7,845)	(78,622)

PROVISION FOR FEDERAL INCOME TAX	0	0	0

NET LOSS	$(70,777)	$(7,845)	$(78,622)

LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: BASIC AND DILUTED	11,087,432	10,000,000

 The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS OF AUGUST 31, 2012

	Common stock		Additional	Deficit accumulated during the development	Total Stockholders’
	Shares	Amount	paid-in capital	stage	Equity (Deficit)
Balance at inception, May 2, 2011	—	$—	$—	$—	$—
Common shares issued in exchange for membership interest	10,000,000	10,000	5,000	—	15,000
Net loss for the period	—	—	—	(7,845)	(7,845)
Balance, August 31, 2011	10,000,000	10,000	5,000	(7,845)	7,155
Common shares issued for cash	2,000,000	2,000	18,000	—	20,000
Net loss for the year	—	—	—	(70,777)	(70,777)
Balance, August 31, 2012	12,000,000	$12,000	$23,000	$(78,622)	$(43,622)

The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED AUGUST 31, 2012 AND

FOR THE PERIODS FROM MAY 2, 2011 (DATE OF INCEPTION) TO AUGUST 31, 2011

AND FROM MAY 2, 2011 (DATE OF INCEPTION) TO AUGUST 31, 2012

	Year ended August 31, 2012	Period from May 2, 2011 (Inception) to August 31, 2011	Period from May 2, 2011 (Inception) to August 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(70,777)	$(7,845)	$(78,622)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in accrued expenses	58,965	7,777	66,742
Deposits	5,000	(5,000)	0
CASH FLOWS USED IN OPERATING ACTIVITIES:	(6,812)	(5,068)	(11,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net assets acquired	0	15,000	15,000
Common shares issued	20,000	0	20,000
Loan from shareholder	2,000	100	2,100
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	22,000	15,100	37,100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10,080)	—	(10,080)
CASH FLOWS USED IN INVESTING ACTIVITIES	(10,080)	—	(10,080)

NET INCREASE (DECREASE) IN CASH	5,108	10,032	15,140
Cash, beginning of period	10,032	0	0
CASH, END OF PERIOD	$15,140	$10,032	$15,140

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common shares issued in exchange for membership interest	$—	$15,000	$15,000

The accompanying notes are an integral part of these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

Step Out, Inc. (“Step Out” or the “Company”) was incorporated in Nevada on May 2, 2011. Step Out is a Development stage company and has not yet realized any revenues from its planned operations. Step Out is currently in the business of opening spas featuring salt water isolation flotation tanks. See Note 8.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted an August 31 fiscal year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of August 31, 2012.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2012 and August 31, 2011, respectively, the Company had $15,140 and $10,032 of unrestricted cash to be used for future business operations.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash, accrued expenses, and amounts due to a related party. The carrying amount of these financial instruments approximates fair value due to either length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of August 31, 2012, there have been no interest or penalties incurred on income taxes.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and will be depreciated on a straight-line basis over their estimated useful lives.

The Company reviews the carrying value of long-lived assets, including property and equipment, for impairments whenever events or changes in circumstances dictate that the carrying value may not be fully recoverable. There have been no such impairments.

Property and equipment at August 31, 2012 and 2011 consisted of the following:

	August 31, 2012	August 31, 2011
Property and equipment	$10,080	$0
Less: accumulated depreciation	0	0
Property and equipment – net	$10,080	$0

No depreciation expense was taken for the year ended August 31, 2012 as the asset acquired had not yet been placed into service.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended August 31, 2011 the director made advances to the Company totaling $100. These advances are non-interest bearing and have no specified terms of repayment.

During the period ended August 31, 2012 the director made a loan to the Company of $2,000. This loan bears interest at 6% and is due October 4, 2013. Interest of $110 has been recorded in these financial statements.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 4 – COMMON STOCK

The Company has 10,000,000 preferred shares authorized at par value of $0.001 per share. The Company has 90,000,000 common shares authorized at a par value of $0.001 per share.

On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The transaction was recorded at $15,000, the book value of the membership interests.

On February 25, 2012, the Company issued 2,000,000 common shares for cash of $20,000 to unrelated third parties.

NOTE 5 – INCOME TAXES

The provision for Federal income tax consists of the following:

	August 31,	August 31,
	2012	2011
Federal income tax benefit attributable to:
Current operations	$24,064	$2,667
Less: valuation allowance	(24,064)	(2,667)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31	August 31
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$26,731	$2,667
Less: valuation allowance	(26,731)	(2,667)
Net deferred tax asset	$—	$—

As of August 31, 2012, Step Out had an unused net operating loss carryover approximating $78,622 that is available to offset future taxable income; it expires beginning in 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, the use of net operating loss carry forwards for tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 6 - GOING CONCERN

Step Out has limited working capital and has a deficit accumulated during the development stage of $78,622 as of August 31, 2012. Step Out's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Step Out has no current source of revenue. Without realization of additional capital, it would be unlikely for Step Out to continue as a going concern. Step Out's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

On September 19, 2012, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our sole officer and director, Sterling Hamilton. Pursuant to the Agreement, the Company transferred all membership interests in our operating subsidiary, SOI Nevada, LLC, to Mr. Hamilton. In exchange for this assignment of membership interests, Mr. Hamilton agreed to assume and cancel all liabilities relating to our former business of developing a chain of flotation tank therapy spas. In addition, Mr. Hamilton agreed to release all liability under a promissory note due and owing to him in the amount of $2,000.

As a result of the Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we intend to develop a business focused on the design, manufacturing, and distribution solar-based portable power stations. We plan to offer a line of portable solar power generators under the brand name MySolarGenerators.™ Our planned new product line product line will be available initially in four models based on customer needs. As our plans and our new business develop, we will make appropriate additional disclosures.

Effective October 12, 2012, our board of directors approved a merger with our wholly-owned subsidiary, IDS Acquisition, Inc., pursuant to NRS 92A.180. As part of the merger with our wholly-owned subsidiary, our board authorized a change in the name of the company to “IDS Solar Technologies, Inc.”

On September 30, 2012, the Company entered into a promissory note payable in the amount of $1,900, bearing interest at 10% per annum and due 90 days after funding was received.

On October 15, 2012, the Company entered into a promissory note payable in the amount of $20,000, bearing interest at 18% per annum and due 90 days after funding was received.

STEP OUT, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2012

NOTE 8 – SUBSEQUENT EVENTS (continued)

On November 27, 2012, the Company entered into a promissory note payable in the amount of $51,800 bearing interest at 5% per annum and due May 27, 2013.

The Company has analyzed its operations subsequent to August 31, 2012 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director is as follows:

Name	Age	Position(s) and Office(s) Held
Bruce R. Knoblich	58	President, Chief Executive Officer, and Director
Pamela J. McKeown	50	Chief Financial Officer, Secretary, and Treasurer
George Rodriguez	40	Vice President
Anthony Hama	43	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Bruce R. Knoblich is our President, Chief Executive Officer, and a Director. Mr. Knoblich is currently the President of Installing Dealer Supply, Inc., a company he founded in December of 1989. Installing Dealer Supply is a leading distributer of garage doors, gate automation, and access control equipment based in Lake Elsinore, California. Prior to his founding of Installing Dealer Supply, Inc., Mr. Knoblich served as General Manager of Frantz Manufacturing Company, a garage door manufacturer with divisions that produced bearings for different industries, at their Temecula California distribution center from 1984 to 1989. In this role, Mr. Knoblich was responsible for overseeing the company’s entire local operation. From 1977 to 1984, Mr. Knoblich served as a sales representative for Frantz Manufacturing Company. From 1974 to 1977, Mr. Knoblich worked for Heiwig Industrial Sales, a manufacturer’s representative that specialized in iron castings and screw machine products. In 1977, Mr. Knoblich graduated from Western Illinois University with a bachelor’s degree in business.

Pamela J. McKeown is our Chief Financial Officer, Secretary, and Treasurer. For the past 11 years, Ms. McKeown has been the Controller for Installing Dealer Supply, Inc. She has been responsible for developing and managing the finances and accounting of Installing Dealer Supply along with the company’s operations, inclusive of sales, customer service, purchasing, inventory and credit management. Ms. McKeown has prior experience with large corporations, including DLS Constructors, a noted provider of underground piping for highways to the State of California, and with Air Control Management, Inc. (ACM), a supplier to the tract home industry.

George Rodriguez is our Vice President. Since 2011, Mr. Rodriguez has been the developer and operator of a personal and professional website focused on book reviews and leveraging the knowledge found in non-fiction works. From 1994 to 2011, Mr. Rodriguez had a 17-year career with Amarr Garage Door, the nation’s leading garage door manufacturer. During his time at Amarr, Mr. Rodriguez’s positions included General Manager for the Albuquerque Distribution Center, General Manager for the Bay Area Distribution Center in California, General Manager of the Southern California Distribution Center, Sales Manager for Southern California, District Sales Manager, and Director of Sales for the West Coast. Mr. Rodriguez’s final position with Amarr was Director of Retail Sales. In this position, he was responsible for all of Amarr’s nationwide retail accounts. Mr. Rodriguez graduated from Stanford University with a bachelor’s degree in political science in 1994.

Anthony Hama is one of our Directors. From February 2010 through May 2012, Mr. Hama served as the Chief Financial Officer for Land Baron Investments, a real estate investment company in Nevada (“Land Baron”). Mr. Hama was responsible for financial management and oversight of Land Baron. Prior to joining Land Baron, from January 2005 through January 2010, Mr. Hama worked as a director of investment with TREC Investment Realty. With TREC Investment Realty, Mr. Hama was responsible for the acquisition and management of commercial real estate nationwide. Mr. Hama’s other notable work includes working for Bank of America Securities from 2002 through 2003, Equity Office Properties Trust from 1999 through 2002, KPMG Peat Marwick from 1996 through 1997, and Smith Barney, Inc. from 1993 through 1995. Mr. Hama graduated with a Bachelors of Arts in economics from UCLA and from Cornell University with a Masters of Business Administration.

Term of Office

Our Directors are appointed for a one year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

-	The appropriate size of our Board of Directors;
-	Our needs with respect to the particular talents and experience of our directors;
-	The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
-	Experience in political affairs;
-	Experience with accounting rules and practices; and
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Code of Ethics

As of August 31, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

 Item 11. Executive Compensation

Compensation Discussion and Analysis

At this time, we do not have any written employment agreements or other formal compensation agreements with our officers and directors. We currently plan to pay our President and CEO, Bruce R. Knoblich, a salary of $100,000 per year. We currently plan to pay our Vice President, George Rodriguez, a salary of $70,000 per year. Compensation arrangements with our officers and directors are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bruce R. Knoblich, President and CEO	2012 2011	$n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a
Pamela J. McKeown, CFO, Secretary, and Treasurer	2012 2011	$n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a
George Rodriguez, Vice President	2012 2011	$n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a	$ n/a $ n/a
Sterling Hamilton, former officer	2012 2011	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Narrative Disclosure to the Summary Compensation Table

We did not pay our former sole officer, Sterling Hamilton, any compensation for his services as an officer. Our current executive officers did not serve during the fiscal years ended August 31, 2012 and August 31, 2011.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Bruce R. Knoblich	-	-	-	-	-	-	-	-	-
Pamela J. McKeown	-	-	-	-	-	-	-	-	-
George Rodriguez	-	-	-	-	-	-	-	-	-
Sterling Hamilton, former officer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended August 31, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Bruce R. Knoblich	-	-	-	-	-	-	-
Anthony Hama	-	-	-	-	-	-	-
Sterling Hamilton, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 27, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:

Common	Bruce R. Knoblich 533 Birch Street Lake Elsinore, CA 92530	500,000	19.35%
Common	Pamela J. McKeown 533 Birch Street Lake Elsinore, CA 92530	16,667	0.65%
Common	George Rodriguez 533 Birch Street Lake Elsinore, CA 92530	10,000	0.39%
Common	Anthony Hama 533 Birch Street Lake Elsinore, CA 92530	4,542	0.18%

Common	Total all executive officers and directors	531,209	20.57%

	Other 5% Shareholders
Common	John R. Neal 2463 Shield Drive Union City, CA 94587	131,834	5.1%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as stated herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

  On September 19, 2012, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Sterling Hamilton. Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, SOI Nevada, LLC, to Mr. Hamilton. In exchange for this assignment of membership interests, Mr. Hamilton agreed to assume and cancel all liabilities relating to our former business of developing a chain of flotation tank therapy spas. In addition, Mr. Hamilton agreed to release all liability under a promissory note due and owing to him in the amount of $2,000.

  From October 17, 2012 through November 27, 2012, we borrowed the total sum of $51,800 from our President and CEO, Bruce R. Knoblich. Our obligations regarding this loan were memorialized in a Promissory Note dated November 27, 2012. The note bears interest at an annual rate of five percent (5%), with all principal and interest due on or before May 27, 2013.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Anthony Hama is an independent director.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$5,500	$4,500	$0	$0
2011	$5,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations(2)
10.2	Exclusive License / Royalty Agreement with SP Innovations, Inc.(3)
10.3	Promissory Note issued to Charles J. Kalina dated September 30, 2012
10.4	Promissory Note issued to Argent Offset, LLC dated October 12, 2012
10.5	Promissory Note issued to Bruce R. Knoblich date November 27, 2012
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed October 26, 2011.

(2) Incorporated by reference to Current Report on Form 8-K filed September 19, 2012.

(3) Incorporated by reference to Current Report on Form 8-K filed November 14, 2012.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDS SOLAR TECHNOLOGIES, INC.

By:	/s/ Bruce R. Knoblich
Bruce R. Knoblich
Title:	Chief Executive Officer, President and Director
Date:	November 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Bruce R. Knoblich
Bruce R. Knoblich
Title:	Chief Executive Officer, President and Director
Date:	November 29, 2012

By:	/s/ Pamela J. McKeown
Pamela J. McKeown
Title:	Chief Financial Officer, Secretary, and Treasurer
Date:	November 29, 2012

By:	/s/ Anthony Hama
Anthony Hama
Title:	Director
Date:	November 29, 2012

