Form 10-Q
period 2012-11-30
IDS Solar Technologies, Inc.
filed 2013-01-22
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-177518

IDS Solar Technologies Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2758994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

533 Birch Street, Lake Elsinore, CA 92530
(Address of principal executive offices)

(951) 674-1554
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,583,333 common shares as of January 14, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2012 and August 31, 2012 (unaudited);
F-2	Statements of Operations for the three months ended November 30, 2012 and 2011, and from May 2, 2011 (inception) through November 30, 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended November 30, 2012 and 2011, and from May 2, 2011 (inception) through November 30, 2012 (unaudited);
F-4	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

IDS SOLAR TECHNOLOGIES, INC.

(FORMERLY STEP OUT, INC.)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(unaudited)

	November 30, 2012	August 31, 2012
ASSETS
Current assets:
Cash	$317	$15,140
Accounts receivable	4,000	—
Inventory	8,000	—
Other receivable – related party	26,679	—
Total current assets	38,996	15,140

Property & equipment, net	—	10, 080
Total assets	$38,996	$25,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$43,792	$—
Customer deposit	12,500	—
Accrued expenses	—	66,632
Notes payable	21,900	—
Notes payable – related party	51,800	—
Advances from officer	14,298	—
Accrued interest	536	110
Advances from director	—	2,000
Loan from shareholder	—	100
Total Current Liabilities	144,826	68,842

Total liabilities	144,826	68,842

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 90,000,000 common shares authorized, 2,593,333 and 12,000,000 shares issued and outstanding, respectively	2,593	12,000
Additional paid in capital	53,516	23,000
Treasury stock at par, 9,416,667 shares	9,417	—
Deficit accumulated during the development stage	(171,356)	(78,622)
Total stockholders’ equity (deficit)	(105,830)	(43,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$38,996	$25,220

The accompanying notes are an integral part of these financial statements.

IDS SOLAR TECHNOLOGIES, INC.

(FORMERLY STEP OUT, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended November 30,		From May 2, 2011 (inception) through
	2012	2011	November 30, 2012

Sales	$4,000	$—	$4,000
Cost of sales	17,955	—	17,955
Gross margin	(13,955)	—	(13,955)

Expenses:
Professional fees	35,488	1,500	111,870
Salaries and wages	41,985	—	41,985
General and administrative	52,391	55	54,521
Total operating expenses	129,864	1,555	208,376
Net loss from operations	$(143,819)	$(1,555)	$(222,331)

Other income and (expense):
Interest expense	(536)	(20)	(646)
Total other expense	(536)	(20)	(646)
Net loss	$(144,355)	$(1,575)	$(222,977)

Loss per share
Basic	$(0.03)	$(0.00)

Weighted average shares outstanding basic	4,551,868	10,000,000

The accompanying notes are an integral part of these financial statements.

IDS SOLAR TECHNOLOGIES, INC.

(FORMERLY STEP OUT, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended November 30,		From May 2, 2011 (inception) through
	2012	2011	November 30, 2012
Cash flows from operating activities:
Net loss	$(144,355)	$(1,575)	$(222,977)
Adjustments to reconcile net loss to total cash used in operations:
Deemed dividend	57,147	—	57,147
Common stock for services	25,000	—	25,000
Change in assets and liabilities:
Increase in accounts receivable	(4,000)	—	(4,000)
Purchase of inventory	(8,000)	—	(8,000)
Increase in note receivable – related party	(26,679)	—	(26,679)
Increase in accounts payable	43,792	—	43,792
Increase in customer deposits	12,500	5,000	12,500
Increase (decrease) in accrued expenses	(66,206)	(3,730)	536
Net cash used in operating activities	(110,801)	(305)	(122,681)
Cash flows from investing activities
Property and equipment	10,080	(10,080)	—
Net cash provided by (used) in investing activities	10,080	(10,080)	—
Cash flows from financing activities:
Net assets acquired	—	—	15,000
Loan from shareholder	(2,100)	2,000	—
Increase in note payable	21,900	—	21,900
Increase in note payable – related party	51,800	—	51,800
Advances from officers	14,298	—	14,298
Proceeds from the sale of common stock	—	—	20,000
Net cash provided by financing activities	85,898	2,000	122,998
Net increase (decrease) in cash	(14,823)	(8,385)	317
Cash at beginning of period	15,140	10,032	—
Cash at end of period	$317	$1,647	$317
Cash paid for:
Interest	$—	$—	$—
Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

IDS SOLAR TECHNOLOGIES, INC.

(FORMERLY STEP OUT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

IDS Solar Technologies, Inc. (“IDS Solar” or the “Company”) is a GIIRS-rated “green” energy company that designs, manufactures and distributes portable solar power generators and other solar-based products for consumer, business, government, and disaster relief applications. We intend to develop a business focused on the design, manufacturing, and distribution of solar-based portable power stations. We plan to offer a line of portable solar power generators under the brand name MySolarGenerators. ™

The Company was formed as Step Out, Inc., a Nevada corporation on May 2, 2011. On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The membership interest was acquired at book value from the shareholder. SOI Nevada, LLC became a wholly-owned subsidiary of Step Out, Inc.

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

As a result of the Agreement, we are no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we intend to develop a business focused on the design, manufacturing, and distribution solar-based portable power stations. We plan to offer a line of portable solar power generators under the brand name MySolarGenerators. ™ Our planned new product line product line will be available initially in four models based on customer needs. As our plans and our new business develop, we will make appropriate additional disclosures.

Effective October 12, 2012, our board of directors approved a merger with our wholly-owned subsidiary, IDS Acquisition, Inc., pursuant to NRS 92A.180. IDS Acquisition was incorporated in the state of Nevada on September 25, 2012. As part of the merger with our wholly-owned subsidiary, our board authorized a change in the name of the company to “IDS Solar” Technologies, Inc.”

The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal period ended August 31, 2012.

The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 "Development-Stage Entities.” A development stage activity is one in which all efforts are devoted substantially to establishing a new business; and even if planned principal operations have commenced, revenues are insignificant. The Company’s fiscal year end is August 31.

Use of Estimates

The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2012.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of November 30, 2012.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided utilizing the straight-line method over the related asset’s estimated useful life. As of November 30, 2012 no property or equipment has been pledged as collateral or is restricted in any way.

Maintenance and repairs are charged to expense as incurred; renewals and improvements that extend the useful life of the assets are capitalized.  Upon retirement or disposal, the asset cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss, if any, is included in the results of operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed on a weighted-average basis, which approximates the first-in, first-out method; market is based upon estimated replacement costs.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of November 30, 2012.

•	Level 1: none
•	Level 1: none
•	Level 1: none

Stock-Based Compensation

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete. The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services ,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.   There has been no stock-based compensation issued to non-employees.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2012.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of November 30, 2012, there have been no interest or penalties incurred on income taxes.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing, and shipment of products.

Reclassification

Certain reclassifications have been made to the August 31, 2012 financial information to conform to the presentation used in the (unaudited) November 30, 2012 financial information.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU clarifies the board's intent of current guidance, modifies and changes certain guidance and principles, and adds additional disclosure requirements concerning the 3 levels of fair value measurements. Specific amendments are applied to FASB ASC 820-10-35, Subsequent Measurement and FASB ASC 820-10-50, Disclosures. This ASU is effective for interim and annual periods beginning after December 15, 2011.

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued, that might have a material impact on its financial position or results of operations.

NOTE 3 - INCOME TAXES

The provision for Federal income tax consists of the following:

	November 30, 2012	November 30, 2011
Federal income tax benefit attributable to:
Current operations	$48,762	$535
Less: valuation allowance	(48,762)	(535)
Net provision for Federal income taxes	$—	$

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2012	August 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$143,419	$26,731
Less: valuation allowance	(143,419)	(26,731)
Net deferred tax asset	$—	$—

At November 30, 2012, IDS Solar had an unused net operating loss carryover of $143,419 that is available to offset future taxable income; it begins to expire in 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, the use of net operating loss carry forwards for tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	November 30, 2012	August 31, 2012
Property and equipment	$—	$10,080
Less: accumulated depreciation	—	—
Property and equipment, net	$—	$10,080

No depreciation expense was taken for the year ended August 31, 2012 or the period ended November 30, 2012 as the asset acquired had not yet been placed into service. The asset as of August 31, 2012 was owned by the Company’s prior subsidiary, SOI Nevada, LLC, of which full ownership was transferred to the sole officer and director on September 19, 2012; therefore, the asset is no longer owned by the company.

NOTE 5 – NOTES PAYABLE

On September 30, 2012, the Company executed a promissory note with an individual for $1,900. The note bears interest at 10% and is due on or before December 29, 2012. Accrued interest on the note as of November 30, 2012 is $32.

On October 12, 2012, the Company executed a promissory note with Argent Offset, LLC for $20,000. The note bears interest at 18% and is due on or before January 10, 2013. Accrued interest on the note as of November 30, 2012 is $483.

NOTE 6 - RELATED PARTY TRANSACTION

During the period ended August 31, 2012 a Director made advances to the company totaling $2,000. These advances bear interest at 6% and were due October 4, 2013. Interest of $110 was accrued as of August 31, 2012.

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

Also on September 19, 2012, Mr. Hamilton agreed to transfer 583,333 of his shares of common stock to a group of four purchasers for a total purchase price of $20,000. The source of the consideration paid to Mr. Hamilton was the existing funds of the purchasers. The sale of these shares was exempt from registration under Section 4(2) of the Securities Act. Also, in connection with the sale of these shares, Mr. Hamilton cancelled 9,416,667 of his shares and returned them to treasury.

During the period ended November 30, 2012, the Company loaned $26,679 to another Company owned and operated by the CEO, Bruce Knoblich. The loan is due on demand and is currently noninterest bearing.

During the period ended November 30, 2012, the Company’s CEO, Bruce Knoblich, advanced $14,298 to the Company to for operating expenses. The loan is due on demand and is currently noninterest bearing.

On November 27, 2012, the Company’s CEO, Bruce Knoblich and the Company executed a promissory note for $51,800. The note bears interest at 5% and is due on or before May 27, 2013. Accrued interest on the note as of November 30, 2012 is $21.

NOTE 7 - COMMON STOCK

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

Also on September 19, 2012, Mr. Hamilton, the Company’s former CEO and Director, cancelled 9,416,667 of his shares and returned them to treasury. The shares have been recorded as treasury stock at par value.

During the quarter ended November 30, 2012, the Company issued 10,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance of $2.50, for a total expense of $25,000.

NOTE 8 - GOING CONCERN

As of November 30, 2012, the Company has limited working capital, little revenue and has a deficit accumulated during the Development stage of $171,356. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. the Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 9 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

On January 4, 2013, the Company authorized the issuance of 100,000 shares of common stock for investor relation services.

Subsequent to November 30, 2012, the Company entered into a convertible promissory note for $125,000. The note provides for one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years.

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

The information contained in this Quarterly Report is intended to provide "Form 10 information" within the meaning of Rule 144(i)(3) under the Securities Act of 1933.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We received our first order from our distributor, American Portable Power, on October 12, 2012, which totalled $85,185.00 with a deposit of $12,500.00 paid. The first delivery of this order was made on January 15, 2013. We are currently developing an online presence for both consumer and commercial sales with 12 online businesses currently displaying our product line. We are also developing a sales and distribution network through contracted dealers and independent area managers nationwide to support our planned sales growth vertically and horizontally.

Products

We will begin production of our first three (3) products in the first calendar quarter of 2013. Each model features our innovative storage and charge design with the overall product line marketed as the economical, sturdy and reliable choice for portable solar energy as part of an emergency/disaster preparedness plan or for those seeking an off-grid, odorless, noiseless and non-flammable source of power.

The Solar Survivor is the first model to be released and it became available for delivery on January 15, 2013. The Solar Survivor is a rugged solar power electrical generator housed in a durable hard plastic Styleworks container manufactured by Rubbermaid. It features a 50AH battery from Universal Power Supply, one of America’s premier battery manufacturers. The Solar Survivior model features a 45W monocrystaline solar panel, a charge controller and a Windsor 1600 Watt Inverter with 3 AC receptables, a USB connection, and a remote control switch. The Solar Survivor configuration provides an efficient source of solar power collection and generation at a suggested retail price of $1,575.00.

The next two (2) models we plan to release are the Solar Tote and the Solar Rescue. The suggested retail price for these two models is not determined at this time. The Solar Tote features a customized metallic case with 2 In-line wheels and telescoping handle that provide users extra easy mobility. The Solar Tote is powered by a 50AH battery from Universal Power Supply with solar power provided by a 45W monocrystaline solar panel, a Windsor 1600 Watt Inverter with 3 AC receptables, a USB connection, and a remote control switch.

The Solar Rescue is our premier model that has a water resistant customized Pelican Rescue resin case with telescoping handles and 2 In-line wheels featuring a foldable 45W solar power film panel, a SunSaver Charge Controller with LVD, a 75AH battery from Universal Power Supply, a Windsor 1600 Watt Inverter with 3 AC receptables, a USB connection, and a remote control switch.

Suppliers and Manufacturers

We currently manufacture our product line through a contract manufacturer, Installing Dealer Supply, Inc. Installing Dealer Supply, Inc. is a Southern California business specializing in componentized manufacturing and assemblying for the past 23 years. It provides use with procurement, assembly and inventory services for manufacturing and finished goods for our entire product line on a per piece cost-plus basis. With staff on-hand at the point of assembly, we work with our contract manufacturer to maintain a high product quality and assure continuity and consistency while managing and maintaining lower production costs. We pay our contract manufacturer monthly based on production.

Expansion and Development Plan

We have contracted with American Portable Power, an ID Brandz, Inc. company based in Santa Ana, CA as our distributor nationwide. Our strategy includes building an independent dealer base initially throughout the U.S. by attaining a dealer in every state within the first calendar quarter of 2013. We are also targeting niche markets that we believe will be readily receptive to our product line, including the off-road vehicle community and hiking, camping, boating and other recreational activities where a clean, quiet and portable electrical energy supply is needed in a remote or off-grid location. Other potential marketplaces include first responders and others that provide disaster relief or emergency services. Many consumers and businesses cannot utilize fossil-fuel based solutions. With our product line, they will have a choice for safe and “green” electricity from solar power generation.

Competition

In general, suppliers of portable solar-powered generators compete with suppliers of traditional portable gasoline-powered generators. Three large firms -- Briggs and Stratton, Coleman, and Honda – dominate the market for gasoline powered generators. As a supplier of portable solar-powered generators, we will also compete directly with a number of smaller firms offering portable solar power solutions. These competitor firms include the following:

Solutions From Science (based in Thomson, Illinois) offers a line of three solar power generators created specifically for those who would like to take the necessary precautions in protecting themselves and their families, as well as those who are seeking alternative ways to becoming self-sufficient. Solutions From Science’s products come in multiple components and are rather bulky and cumbersome to move around. In comparison, our products are fully integrated, more portable, easier to maneuver into place, plug in and use as appropriate. The key differences are that our product line is more portable, integrated, and compact.

Universal Power Group (UPG) (based in Carrollton, Texas) offers a solar generator model called the Ecotricity ECO 1800S Generator. The Ecotricity ECO1800S features an 1800 watt inverter, 90 watt solar panel, 60 amp hour battery, 2 separate components with four 120V outlets and a 50-foot cord that can be used for generating environmentally friendly home backup power, emergency power and remote power for both indoor and outdoor use. The ECO1800S retails for $1,595 and features a high-efficiency solar panel designed to quickly recharge the system. The unit includes a cart that allows the foldable solar panel to be transported and positioned for exposure to the sun.

Goal Zero (based in Bluffdale, Utah) offers portable solar power systems that power a variety of USB, AC and DC devices. They blend portability, power, and feature full solar energy systems – solar panels, power packs, and accessories – designed to work in concert with each other. Their inverters range in power from 10 to 350 watts, while their solar panels range from 7 to 30 watts. Prices range from under $10 for their accessories to just over $2,200 for their most powerful configuration. Their product line is targeted toward outdoor recreation, camping, and powering laptops and cell phones.

OK Solar [d/b/a GeneralCommunications.com, Inc.] (Based in Miramar, Florida) offers a variety of energy solutions. They have one related product called the Powerpack 1600 which costs $2,500. While it is comparable to our Solar Survivor that we offer for $1,575, we believe it is significantly overpriced.

Blue Pacific Solar (based in Sacramento, California) offers a broad range of grid-tied solar kits, off-grid and home power backup systems, and portable solar panels with many customization options and flexibility. They appear to be the closest competitor to IDS Solar with several portable solar power generator products. For instance, their small Tote-comparable system sells for $1,600. Ours sells for $1,575. They also have a tripod-mounted system (120 watt panel) that is much larger than our Survivor for $1,600, but the system comes with a tiny battery and inverter. While they demonstrate good product development and cover similar product areas, it seems their engineers never leave the lab to field test their products. For one, most products are not integrated systems (i.e. assembly is required) and one apparently lacks a battery. Secondly, the products are large, unwieldy, and in some cases downright cumbersome. In terms of pricing, they are priced about 10-15% above our products for the same capability - so we can compete effectively if we market well.

Powerenz (based in Kennesaw, Georgia) offers portable power systems for applications ranging from military to adventure to environmental consciousness. Their products are high-end, cutting-edge (e.g. LFP batteries, thin-film solar panels, pure sine inverters), very durable and very expensive. In fewer words, good industrial application with zero consumer appeal. In terms of vision, they have a lot going for them. We plan to work in this direction, focusing on the leading edge of technology, but the cost has to be reasonable. There must be a balance for the cost-conscious and value-driven consumer. Several of Powerenz’s products also have too many components to carry around and assemble that we think will remain a drawback for the average consumer. Nevertheless, our sense is that Powerenz will remain a serious competitor for the foreseeable future technologically with sophisticated products.

Solar Stik (based in St. Augustine, Florida) offers portable power systems. In our view, they are not really portable at all. They appear designed to be disassembled, moved to a new location and reassembled again. Also, their products utilize small panel outputs (e.g. of 100, 160, 360 watt) for systems that seem more like a semi-permanent installation. In addition, we cannot seem to find any information regarding batteries or inverters on their website. Furthermore, their products seem unusually expensive, starting at $6,300 going up to $26,900. We see they are on the GSA schedule, so this might explain the extraordinary cost.

AMP (based in Fort Myers, Florida) offers solar powered systems that are mobile, as in trailer mounted, with the largest system costing well over $100,000. While we don’t really compete in their market per se, they do offer fully integrated systems that are unique, because every other company in this space except us requires some degree of assembly and setup by the user. For all our products, we are focusing on creating as much power in as compact a unit as possible. Our envisioned unit in this class would provide a 3,000 watt solar array that extends and unfolds automatically from the trailer with the push of a button. A battery bank would be about 3,000 AH - or 36,000 watts. Projected costs would be half of AMP's comparable system. The off-grid capability for an average home on the West Coast (without strong Air Conditioning demands) costs roughly $25,000. Our goal is to provide the same capability in a portable system, and match the costs as they decrease with competition and technological development.

Portable Solar Array offers an entry level product 1/3 smaller than our smallest product called Solar Survivor. They appear to be a startup company with similar Tote-sized products (although the 1,000 watt inverter is currently smaller our Solar Tote). We are unclear on costs based on the information available on their website.

The conclusion we believe IDS Solar’s line of products stand above the competition in several ways:

1. Fully integrated system - no setup (Solar Tote is the exception);

2. No multiple components to lug around;

3. Our products provide more power at a lower cost; and

4. Our products are designed to do work, not charge laptops and cell phones.

Government Regulation

In addition to those regulations applicable to businesses generally, we may be subject to certain environmental regulations. Our operations involve the use, handling, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the federal, state, local and international level (i.e. batteries, solar panels). Such environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, and occupational health and safety.

Employees

We currently have 3 employees, including our executive officers.

Properties

We sub-lease approximately 3,000 square feet of office and warehouse space in Lake Elsinore, California from our manufacturer, Installing Dealer Supply, Inc. The space is used to house our executive offices, as well as for manufacturing and storage. We currently pay rent on the space in the amount of $1,383 per month. The sub-lease is currently a verbal arrangement, with formal documentation pending.

Significant Equipment

We do not intend to purchase any additional significant equipment for the next twelve months.

Directors, Executive Officers and Corporate Governance

Our current executive officers and directors are as follows:

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

Code of Ethics

As of November 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

Narrative Disclosure to the Director Compensation Table

We compensate director Anthony Hama with payment of $500 per board of directors meeting, as well as reimbursement of any travel costs. We do not separately compensate Bruce Knoblich for his service as a director at this time.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 14, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

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
  We currently manufacture our product line through a contract manufacturer, Installing Dealer Supply, Inc. It provides use with procurement, assembly and inventory services for manufacturing and finished goods for our entire product line on a per piece cost-plus basis. Our President and CEO, Bruce Knoblich, is the
  President and sole shareholder of Installing Dealer Supply, Inc.
  We sub-lease approximately 3,000 square feet of office and warehouse space in Lake Elsinore, California from our manufacturer, Installing Dealer Supply, Inc. The space is used to house our executive offices, as well as for manufacturing and storage. We currently pay rent on the space in the amount of $1,383 per month. The sub-lease is currently a verbal arrangement, with formal documentation pending. Our President and CEO, Bruce Knoblich, is the President and sole shareholder of Installing Dealer Supply, Inc.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Anthony Hama is an independent director.

Description of Securities

Our authorized capital stock consists of 90,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. As of January 14, 2013, there were 2,583,333 shares of our common stock issued and outstanding. Our shares are currently held by approximately ninety-five (95) stockholders of record, with additional shareholders holding their shares in street name. We have not issued any shares of preferred stock.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our board of directors has the authority to issue shares of preferred stock, and it is further authorized to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

1.	The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;
2.	The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;
3.	Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;
4.	Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;
5.	Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;
6.	Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;
7.	The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series;
8.	Any other relative rights, preferences and limitations of that series.
13

Provisions in Our Articles of Incorporation and By-Laws That Would Delay, Defer or Prevent a Change in Control

Our articles of incorporation authorize our board of directors to issue a class of preferred stock commonly known as a "blank check" preferred stock. Specifically, the preferred stock may be issued from time to time by the board of directors as shares of one (1) or more classes or series. Our board of directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to adopt resolutions; to issue the shares; to fix the number of shares; to change the number of shares constituting any series; and to provide for or change the following: the voting powers; designations; preferences; and relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following: dividend rights, including whether dividends are cumulative; dividend rates; terms of redemption, including sinking fund provisions; redemption prices; conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock.

In each such case, we will not need any further action or vote by our shareholders. One of the effects of undesignated preferred stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the board of director's authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We currently have warrants to purchase up to 15,625 shares of our common stock at a price of $2.00 per share, which were issued as consideration to the lender on a promissory note on November 19, 2012. These warrants are exercisable for a period of five (5) years.

Options

We have not issued and do not have outstanding any options to purchase shares of our common stock.

Convertible Securities

We currently have an outstanding Convertible Promissory Note (the “Note”) owed to Steven J. Caspi in the amount of $125,000. The Note bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2013. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $1.25 per share. The conversion rights under the Note are subject to a limitation under which Mr. Caspi may not, upon any conversion of the Note, own more that 4.99% of our issued and outstanding common stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Market for Common Equity and Related Stockholder Matters

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

As of January 14, 2013, the last trading price of our common stock was $1.95 per share.

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

Results of Operations for the three months ended November 30, 2012 and 2011, and from May 2, 2011 (inception) through November 30, 2012

During the three months ended November 30, 2012, we commenced our portable solar power business operations, earning $4,000 of revenue incurring $17,955 in cost of sales. For the three months ended November 30, 2012, our operating expenses increased to $143,819 from $1,555 from the same period last year. Operating expenses consisted of $35,488 for professional fees, $41,985 for salaries and wages and $52,391 of general and administrative expense. We anticipate that our operating expenses will increase as we continue with our current plan of operations Net loss for the three months ended November 30, 2012 was $144,355.

As we go forward with the development of our portable solar generator business during the current fiscal year, we expect that our operating expenses will continue to increase significantly and that we will also begin to generate increasing revenues from the sale of our products.

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

Liquidity and Capital Resources

As of November 30, 2012, we had total current assets of $38,996, consisting of cash in the amount of $317, accounts receivable of $4,000, inventory in the amount of $8,000, and a related party receivable of $26,679. Our total current liabilities as of November 30, 2012 were $144,826, and consisted of accounts payable of $43,972, customer deposits of $12,500, notes payable of $21,900, notes payable to related parties of $51,800, other advances from an officer of $14,928, and accrued interest of $536. Our working capital deficit as of November 30, 2012 was therefore $105,830. During the three months ended November 30, 2012 we used $110,801 of cash in operation and were provided with $85,898 from financing activities.

During the reporting period, we received short term loan financing under three promissory notes as follows:

1. On September 30, 2012, we borrowed the sum of $1,900 from Charles J. Kalina under the terms of a Promissory Note. This note bears interest at an annual rate of ten percent (10%), with interest payable monthly. All principal and interest is due within ninety (90) days of funding. This Note was paid in full on or about January 14, 2013.

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

In addition, on November 19, 2012, we entered into a Convertible Promissory Note and Security Agreement (the “Note”) with Steven J. Caspi. Under the terms of the Note, Mr. Caspi has lent us the sum of $125,000. The Note bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2013. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $1.25 per share. The conversion rights under the Note are subject to a limitation under which Mr. Caspi may not, upon any conversion of the Note, own more that 4.99% of our issued and outstanding common stock. The amounts due under the Note are secured by a security interest in substantially all of our assets.

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

Going Concern

As discussed in the notes to our financial statements, we have minimal revenue and an accumulated deficit during the development stage of $171,356.   This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity and debt financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of October 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Bruce Knoblich, and Chief Financial Officer, Pamela McKeown. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2012, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2012.

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

Item 1A: Risk Factors

Risks Relating to Our Business and Early Stage of Development

If we are unable to raise the capital required to produce, market, and sell our solar power generators on a commercial scale, and our business may fail.

We currently have little operating capital and have only recently begun to produce solar power generators for sale to customers. We will be dependent on raising significant capital in order to produce, market, and sell our portable power generator products on a commercially viable scale and to generate reliable and growing revenues. We cannot assure you that we will be able to acquire the necessary financing in the near future or on terms that are acceptable to us.

Also, additional equity financing could result in significant dilution to our shareholders. Further, if sufficient capital is not available, we may be required to delay or severely reduce the scope of our planned operations.

Because we have a limited operating history and no record of generating revenue, potential investors may not be able to evaluate our operations and prospects for profitable operations.

Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. We have only recently begun to produce our portable solar power generators and do not have history or any historical revenues upon which investors can gauge our prospects for results of operations. A substantial risk is involved in investing in our company because, as an early stage company, we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

Because we depend on key personnel for our continued operations and future success, a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified sales, management, technical personnel. In particular, the loss of our President, Bruce Knoblich, or our CFO, Pamela McKeown, would be significantly detrimental to us. Our anticipated growth and expansion will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

Because we may have difficulty managing our growth, our ability to successfully expand sales and revenues may be compromised.

We expect to experience growth in the number of our employees and customers, our level of sales, and the general scope of our operations. Our ability to manage this growth will depend upon, among other factors, our ability to broaden our management team; our ability to attract, hire and retain skilled employees; and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, and to manage multiple, concurrent customer and supplier relationships such that our various products are manufactured, assembled and delivered to market in a timely and satisfactory fashion. Our future success is heavily dependent upon achieving such growth and acceptance of our products. If we cannot manage this growth, it could have a material adverse effect on our business and we may not become profitable.

If we are unable to maintain brand image or product quality in face of increasing demand, our business may suffer.

Our success will depend on our ability to build and maintain a quality brand image for our products. We have no assurance that our planned advertising, marketing and promotion campaigns will have the desired impact on consumer perception of our products or that we will be able to establish IDS Solar as a recognized brand in the market for consumer and commercial solar power generation products. In addition, due to our anticipated growth in purchase orders and sales, we may experience difficulty in maintaining quality control at increasing higher levels of production and distribution. Quality problems with our products, real or imagined, could tarnish the image of the IDS Solar brand and may cause consumers to choose other products.

If we are unable to achieve proper fulfillment of our purchase orders, our customer relationships may be irreparably damaged and our efforts to achieve wide distribution of our products may fail.

We have only recently established IDS Solar customer relationships with wholesalers and distributors and our efforts to develop customer relationships with retailers in the U.S. are currently in development or are in their infancy. Our ability to achieve proper fulfillment of the first few purchase orders from these wholesalers and retailers will be vital to our ability to achieve ongoing sales and revenue growth. Any deficiencies in fulfillment, including any delays in shipment of all or part of the order, any errors with regard to product packaging and labeling, or any perceived deficiencies with regard to product quality, appearance, or specifications, may cause our nascent relationships with one or more wholesalers or retailers to be irreparably damaged and lead to the demise of our business plan.

If we are unable to respond effectively to competitive pressures, our revenue, gross margin and prospects will be harmed.

We will encounter competition from numerous and varied competitors, and most of our competitors will have significantly greater financial and technical resources, organization size, and brand recognition than us. We will compete primarily on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, ease of use of our products, account relationships, and product service and support. If our products, support and cost structure do not enable us to compete successfully with our more established rivals based on any of those criteria, our operations, results and prospects could be harmed. Industry consolidation also may affect competition by even creating larger, more homogeneous and potentially stronger competitors in the markets in which we will compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

If we cannot continuously develop, manufacture and market products that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing consumer and commercial solar generation products and enhancing existing products is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so at all or within a given product’s life cycle.

The solar energy industry is highly competitive which may impact our ability to execute our business model.

The solar energy business is highly competitive, and has become more so in recent years due to an increase in solar energy demand. We will be competing with other established companies, investors and funds with substantially greater resources and experience. This competitive scenario may affect our ability to execute our business model.

If photovoltaic technology for off-grid applications is not widely adopted, or if sufficient demand for solar technology does not develop or takes longer to develop than we anticipate, sales may flatten, decline, and we may be unable to achieve profitability.

The solar energy market is at a relatively early stage of development, and the extent to which solar products will be widely adopted is uncertain. If photovoltaic technology for off-grid applications or utilizing battery based storage systems proves unsuitable for widespread adoption or if demand for solar off-grid applications or utilizing battery based systems fails to develop sufficiently, we may be unable to grow our business, generate sufficient sales and achieve profitability.

Problems with product quality or performance may cause us to incur expenses, damage our market reputation and prevent us from increasing our market share.

Our solar power systems could break, delaminate or experience power degradation in excess of expectations.

Any widespread product failures may damage our market reputation and cause our sales to decline.

Because we depend on third-party suppliers and manufacturers, and our revenue and gross margin could suffer if we fail to manage our suppliers properly.

Our operations will depend on our ability to anticipate our needs for components and products and our suppliers’ ability to deliver sufficient quantities of quality components and products at reasonable prices in time for us to meet critical schedules. Given the lead times that are often required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. Other supplier problems that we could face include component shortages, excess supply, and risks related to the terms of our contracts with suppliers. We may, for example, be unable to secure enough components or finished products at reasonable prices or of acceptable quality in order to fulfill purchase orders in a timely manner, or in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. In addition, in order to secure components or products, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete product, which could adversely affect our gross margin.

Because we will incur costs as a result of being a public company, our financial resources available for operations may be reduced.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to adopt and implement additional policies and procedures to further strengthen our financial reporting capability. However, the process of designing and implementing an effective financial reporting system is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. All of this will also require us to expend significant resources. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

Risks Relating to Legal Uncertainty

Environmental obligations and liabilities could have a substantial negative impact on our financial condition, cash flows and profitability.

Our operations involve the use, handling, storage, transportation and disposal of hazardous materials and are subject to extensive environmental laws and regulations at the federal, state, local and international level (i.e. batteries, solar panels). Such environmental laws and regulations include those governing the discharge of pollutants into the air and water, the use, management and disposal of hazardous materials and wastes, and occupational health and safety.

While we believe our safety factors and procedures to be sufficient to protect our employees, end-users and the general public, we cannot assure you that human or environmental exposure to hazardous materials will not occur. Any such exposure could result in future third-party claims against us, as well as damage to our reputation and heightened regulatory scrutiny of our products. The occurrence of such future events could have a material adverse effect on our business, financial condition or results of operations.

We have limited insurance coverage and may incur losses resulting from product liability claims, business interruptions or natural disasters.

We are exposed to risks associated with product liability claims in the event that the use of our solar power systems results in personal injury or property damage. Since our solar products are electricity-producing (and discharging) devices, it is possible that users could be injured or killed by our solar products, whether by product malfunctions, defects, improper use or other causes. Due to our limited historical experience from the commencement of shipping our solar products, we are unable to predict whether product liability claims will be brought against us in the future or gauge the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources and insurance to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Subsequent to the reporting period, on January 4, 2012, we entered into a Consulting Agreement (the “Agreement”) with New Castle Consulting, LLC (“New Castle”). Under the Agreement, New Castle will provide consulting services related to investor relations in exchange for initial compensation in the amount of 100,000 shares of common stock to be issued to New Castle. The Agreement filed herewith as Exhibit 10.6 and should read in its entirety for additional information.

Item 6. Exhibits

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-Q.

Audited Financial Statements for the Fiscal Years Ended August 31, 2012 and 2011(1)
Report of Independent Registered Public Accounting Firm
Balance Sheets as of August 31, 2012 and 2011;
Statements of Operations for the years ended August 31, 2012 and August 31, 2011, and for the period from Inception (May 2, 2011) through August 31, 2012
Statement of Stockholders’ Equity (Deficit) from Inception (May 2, 2011) to August 31, 2012
Statements of Cash Flows for the years ended August 31, 2012 and August 31, 2011, and for the period from Inception (May 2, 2011) through August 31, 2012
Notes to Financial Statements
Unaudited Financial Statements for the Three Months Ended November 30, 2012 and 2011*

(1) Incorporated by reference to Annual Report on Form 10-K filed November 29, 2012

*Filed herewith; see Part 1, Item 1

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations(2)
10.2	Exclusive License / Royalty Agreement with SP Innovations, Inc.(3)
10.3	Promissory Note issued to Charles J. Kalina dated September 30, 2012(4)
10.4	Promissory Note issued to Argent Offset, LLC dated October 12, 2012(4)
10.5	Promissory Note issued to Bruce R. Knoblich date November 27, 2012(4)
10.6	Convertible Promissory Note and Security Agreement with Steven J. Capsi(5)
10.7	Stock Purchase Warrant issued to Steven J. Capsi(5)
10.8	Consulting Agreement with New Castle Consulting, LLC
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL)

(1) Incorporated by reference to Registration Statement on Form S-1 filed October 26, 2011.

(2) Incorporated by reference to Current Report on Form 8-K filed September 19, 2012.

(3) Incorporated by reference to Current Report on Form 8-K filed November 14, 2012.

(4) Incorporated by reference to Annual Report on Form 10-K filed November 29, 2012

(5) Incorporated by reference to Current Report on Form 8-K filed December 7, 2012

** Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDS Solar Technologies, Inc.

Date:	January 22, 2013

By:	/s/ Bruce Knoblich Bruce Knoblich
Title:	Chief Executive Officer and Director

Date:	January 22, 2013

By:	/s/ Pamela McKeown Pamela McKeown
Title:	Chief Financial Officer

