Form 10-Q
period 2013-02-28
IDS Solar Technologies, Inc.
filed 2013-04-15
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,375,364 common shares as of April 11, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of February 28, 2013 and August 31, 2012 (unaudited)
F-2	Statements of Operations for the three and six months ended February 28, 2013 and February 29, 2012 (unaudited)
F-3	Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012 (unaudited)
F-4	Notes to Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

IDS SOLAR TECHNOLOGIES, INC.
(FORMERLY STEP OUT, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (unaudited)

	February 28, 2013	August 31, 2012
ASSETS
Current assets:
Cash	$1,012	$15,140
Prepaids	96,667	—
Inventory	31,269	—
Other receivable – related party	81,906	—
Total current assets	210,854	15,140

Property & equipment, net	—	10, 080
Total assets	$210,854	$25,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$135,905	$—
Customer deposit	1,075	—
Accrued expenses	—	66,632
Accrued interest	2,721	110
Notes payable	147,117	—
Notes payable – related party	183,598	—
Advances from director	—	2,000
Loan from shareholder	—	100
Total Current Liabilities	470,416	68,842

Total liabilities	470,416	68,842

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 90,000,000 common shares authorized, 33,575,365 and 144,000,000 shares issued and outstanding, respectively	33,575	144,000
Additional paid in capital	330,775	(109,000)
Treasury stock at par, 113,000,004 shares	113,000	—
Deficit accumulated during the development stage	(736,912)	(78,622)
Total stockholders’ equity (deficit)	(259,562)	(43,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$210,854	$25,220

The accompanying notes are an integral part of these financial statements.

IDS SOLAR TECHNOLOGIES, INC.

(FORMERLY STEP OUT, INC.)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Six Months Ended,		For the Three Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Sales	$16,830	$—	$12,830	$—
Cost of sales	37,379	—	19,424	—
Gross margin	(20,549)	—	(6,594)	—

Expenses:
Professional fees	79,049	3,000	43,561	1,500
Salaries and wages	107,604	—	65,619	—
General and administrative	496,841	1,055	444,450	1,000
Total operating expenses	683,494	4,055	553,630	2,500
Net loss from operations	$(704,043)	$(4,055)	$(560,224)	$(2,500)

Other income and (expense):
Interest expense	(5,868)	(50)	(5,332)	(30)
Total other expense	(5,868)	(50)	(5,332)	(30)
Net loss	$(709,911)	$(4,105)	$(565,556)	$(2,530)

Loss per share
Basic	$(0.09)	$(0.00)	$(0.05)	$(0.00)

Weighted average shares outstanding basic	7,987,145	127,999,992	11,460,593	123,999,996

  The accompanying notes are an integral part of these financial statements.

IDS SOLAR TECHNOLOGIES, INC.

(FORMERLY STEP OUT, INC.)

(A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended February 28, 2013	For the Six Months Ended February 29, 2012
Cash flows from operating activities:
Net loss	$(709,911)	$(4,105)
Adjustments to reconcile net loss to total cash used in operations:
Deemed dividend	51,621	—
Common stock for services	416,000	—
Treasury stock	20,351	—
Change in assets and liabilities:
Purchase of inventory	(31,269)	—
Increase in prepaids	(96,667)	—
Increase in note receivable – related party	(81,906)	—
Increase in accounts payable	135,906	—
Increase in customer deposits	1,075	5,000
Increase (decrease) in accrued expenses	(64,021)	(2,200)
Net cash used in operating activities	(358,821)	(1,305)
Cash flows from investing activities
Property and equipment	10,080	(10,080)
Net cash provided by (used) in investing activities	10,080	(10,080)
Cash flows from financing activities:
Net assets acquired	—	—
Loan from shareholder	(2,100)	2,000
Increase in note payable	147,117	—
Increase in note payable – related party	183,598	—
Proceeds from the sale of common stock	5,998	20,000
Net cash provided by financing activities	334,613	22,000
Net increase (decrease) in cash	(14,128)	10,615
Cash at beginning of period	15,140	10,032
Cash at end of period	$1,012	$20,647
Cash paid for:
Interest	$—	$—
Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

 IDS SOLAR TECHNOLOGIES, INC.

(FORMERLY STEP OUT, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

February 28, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

IDS Solar Technologies, Inc. (“IDS Solar” or the “Company”) is a GIIRS-rated “green” energy company that designs and develops solar and power management technologies and incorporates these into its manufacturing and distribution of solar-based portable power stations and other solar-based products for consumer, business, government, and disaster relief applications. We offer a line of portable solar power generators under our Company brand name, IDS Solar TechnologiesÔ.

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

As a result of the Agreement, the Company is no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we intend to develop a business focused on the design, manufacturing, and distribution solar-based portable power stations and designs and develops soalr and power management technologies. Our new product line will be available initially in four models. As our plans and our new business develop, we will make appropriate additional disclosures.

Effective October 12, 2012, the board of directors approved a merger with our wholly-owned subsidiary, IDS Acquisition, Inc., pursuant to NRS 92A.180. IDS Acquisition was incorporated in the state of Nevada on September 25, 2012. As part of the merger with our wholly-owned subsidiary, our board authorized a change in the name of the company to “IDS Solar” Technologies, Inc.”

Effective February 7, 2013, the board of directors approved a one for twelve forward split of the Company’s common stock. All shares throughout this Form 10-Q have been retroactively restated to reflect the forward split.

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

Development stage company

The Company is deemed to have exited the development stage at February 28, 2013 as it has began planned principle operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2013.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of February 28, 2013.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided utilizing the straight-line method over the related asset’s estimated useful life. As of February 28, 2013 no property or equipment has been pledged as collateral or is restricted in any way.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of February 28, 2013.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at February 28, 2013.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of February 28, 2013, there have been no interest or penalties incurred on income taxes.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing, and shipment of products.

Reclassification

Certain reclassifications have been made to the August 31, 2012 financial information to conform to the presentation used in the (unaudited) February 28, 2013 financial information.

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

NOTE 3 - INCOME TAXES

Net deferred tax assets consist of the following components as of:

	February 28,	February 29,
	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$287,300	$4,063
Deferred tax liabilities:
None	—	—
Less: valuation allowance	(287,300)	(4,063)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations due to the following:

	February 28,	February 29,
	2013	2012
Book income (loss)	$(276,865)	$(1,601)
Less: valuation allowance	276,865	1,601
Net provision for Federal income taxes	$—	$—

At February 28, 2013, IDS Solar had an unused net operating loss carryover of approximately $737,000 that is available to offset future taxable income; it begins to expire in 2031. Due to the change in ownership provisions of the Tax Reform Act of 1986, the use of net operating loss carry forwards for tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	February 28, 2013	August 31, 2012
Property and equipment	$—	$10,080
Less: accumulated depreciation	—	—
Property and equipment, net	$—	$10,080

No depreciation expense was taken for the year ended August 31, 2012 or thereafter, as the asset acquired had not yet been placed into service. The asset as of August 31, 2012 was owned by the Company’s prior subsidiary, SOI Nevada, LLC, of which full ownership was transferred to the sole officer and director on September 19, 2012; therefore, the asset is no longer owned by the company.

NOTE 5 – NOTES PAYABLE

On September 30, 2012, the Company executed a promissory note with an individual for $1,900. The note bears interest at 10% and is due on or before December 29, 2012. This note was paid back in full during the quarter.

On October 12, 2012, the Company executed a promissory note with Argent Offset, LLC for $20,000. The note bears interest at 18% and is due on or before January 10, 2013. On February 27, 2013, a new promissory note was executed for $33,850. The note bears interest at 18% and is due August 26, 2013. In addition, the note included one warrant giving the holder the right to purchase 50,000 shares of common stock at a price of $0.20 per share for a period of three years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $2,044 based on the discount to market available at the time of issuance. The discount is to be amortized over the life of the loan to interest expense. As of February 28, 2013, $11 was amortized to interest expense. The new note amends and replaces in its entirety the note dated October 12, 2012.

On December 3, 2012, the Company executed a promissory note with an individual for $125,000. The note bears interest at 5% and is due on or before November 30, 2013. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $12,781 based on the discount to market available at the time of issuance. The discount is to be amortized over the life of the loan to interest expense. As of February 28, 2013, $3,081 was amortized to interest expense.

NOTE 6 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, August 31, 2012	—	$—	$—

Issued	65,625	0.63	0.23
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding, February 28, 2013	65,625	$0.63	$0.23

Exercisable, February 28, 2013	65,625	$0.63	$0.23

Range of Exercise Prices	Number Outstanding at 2/28/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.20 - $2.00	65,625	3.5 years	$0.63

NOTE 7 - RELATED PARTY TRANSACTION

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

During the quarter ended February 28, 2013, the Company’s CEO, Bruce Knoblich and the Company executed a promissory note for $183,598. The note bears interest at 5% and is due within one year. Accrued interest on the note as of February 28, 2013 is $1,135.

NOTE 8 - COMMON STOCK

The Company has 10,000,000 preferred shares authorized at par value of $0.001 per share.

The Company has 90,000,000 common shares authorized as a par value of $0.001 per share.

On July 18, 2011 Step Out issued 120,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The transaction was recorded at $15,000, the book value of the membership interests.

On February 25, 2012, the Company issued 24,000,000 common shares for cash of $20,000.

Also on September 19, 2012, Mr. Hamilton, the Company’s former CEO and Director, cancelled 113,000,004 of his shares and returned them to treasury. The shares have been recorded as treasury stock at par value.

On or about November 8, 2012, the Company issued 120,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance of $0.208, for a total expense of $25,000.

On or about January 4, 2013, the Company issued 100,000 shares of common stock for consulting services. The shares were valued using the closing stock price on the day of issuance of $1.45, for a total expense of $145,000.

During the quarter ended February 28, 2013, the Company sold 55,368 shares of common stock for cash proceeds of $5,998.

On or about February 15, 2013, the Company issued 1,200,000 shares of common stock for advertising and investor relation services. The shares were valued using the closing stock price on the day of issuance of $0.205, for a total expense of $246,000. Of the total expense $96,667 has been booked to prepaid expenses and will be allocated over the remaining six month term of the contract.

Effective February 7, 2013, the board of directors approved a one for twelve forward split of the Company’s common stock. All shares throughout this Form 10-Q have been retroactively restated to reflect the forward split.

NOTE 9 - GOING CONCERN

As of February 28, 2013, the Company has a working capital deficit of $259,562, limited revenue and a deficit accumulated during the Development stage of $736,912. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 10 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to February 28, 2013, the Company’s CEO loaned an additional $11,000 to the Company.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Our business focuses on the design and development of solar and power management technologies and incorporates these into its manufacturing and distribution of solar-based portable power stations and devices. Under an Exclusive License/Royalty Agreement with SP Innovations, Inc. (“SP”), we hold the exclusive right to manufacture, import, export, use, and sell a line of portable, solar-powered generators developed by SP. Under the License Agreement, we pay SP a royalty of five percent (5%) of our total wholesale price for all of the licensed products sold by us. We have begun production and sale of our first portable solar-based power generation station, the Solar Survivor. We are currently marketing the Solar Survivor model as a clean, portable electrical energy solution for every American household.

On February 19, 2013, we hired Randy Sindelar as Vice President of Research and Development with the expressed purpose of furthering our manufacturing quality control systems and processes and to boost our technology development. Mr. Sindelar is spearheading our lithium iron phosphate and advanced battery management system technologies.

We received our first order from our distributor, American Portable Power, on October 12, 2012, which totaled $85,185.00 with a deposit of $12,500.00 paid. The first delivery of this order was made on January 15, 2013. We are currently developing an online presence for both consumer and commercial sales with twelve (12) online businesses currently displaying our product line. We are also developing a sales and distribution network through contracted dealers and independent area managers nationwide to support our planned sales growth vertically and horizontally.

Products

We began production of our first product this quarter and have scheduled the production of our next three (3) products in the third quarter of FYE 2013. Each product model features our innovative storage and charge design with the overall product line marketed as the economical, sturdy and reliable choice for portable solar energy as part of an emergency/disaster preparedness plan or for those seeking an off-grid, odorless, noiseless and non-flammable source of power.

The Solar Survivor was the first model released and it became available for delivery on January 15, 2013. The Solar Survivor is a rugged solar power electrical generator housed in a durable hard plastic Styleworks container manufactured by Rubbermaid. It features a 50AH battery from Universal Power Supply, one of America’s premier battery manufacturers. The Solar Survivor model features a 45W monocrystaline solar panel, a charge controller and a Windsor 1600 Watt Inverter with three (3) AC receptacles, a USB connection, and a remote control switch. The Solar Survivor configuration provides an efficient source of solar power collection and generation at a suggested retail price of $999.00.

The next three (3) models we plan to release are the Solar Tote, the Solar Rescue and the Solar Kart 420. The suggested retail price for these three models is not determined at this time. The Solar Tote features a customized metallic case with two (2) Inline wheels and telescoping handle that provide users extra easy mobility. The Solar Tote is powered by a 50AH battery from Universal Power Supply with solar power provided by a 45W monocrystaline solar panel, a Windsor 1600 Watt Inverter with three (3) AC receptacles, a USB connection, and a remote control switch.

The Solar Rescue is our premier model that has a water resistant customized Pelican Rescue resin case with telescoping handles and two (2) Inline wheels featuring a foldable 45W solar power film panel, a SunSaver Charge Controller with LVD, a 75AH battery from Universal Power Supply, a Windsor 1600 Watt Inverter with three (3) AC receptacles, a USB connection, and a remote control switch.

We are developing and testing our first model targeted for commercial use, the “Solar Kart 420”. The formal name of the unit will be determined in the near future. This portable unit is targeted to feature a Lithium Iron Phosphate battery system complete with a proprietary battery management. This model is scheduled to begin production sometime early this summer 2013 with distribution available shortly thereafter.

Suppliers and Manufacturers

We currently manufacture our product line through a contract manufacturer, Installing Dealer Supply, Inc. Installing Dealer Supply, Inc. is a Southern California business specializing in componentized manufacturing and assembling for the past 23 years. It provides use with procurement, assembly and inventory services for manufacturing and finished goods for our entire product line on a per piece cost-plus basis. With staff on-hand at the point of assembly, we work with our contract manufacturer to maintain a high product quality and assure continuity and consistency while managing and maintaining lower production costs. We pay our contract manufacturer monthly based on production.

Expansion and Development Plan

We have contracted with American Portable Power, an ID Brandz, Inc. company based in Santa Ana, CA as our distributor nationwide. Our strategy includes building an independent dealer base initially throughout the U.S. by attaining a dealer in every state within the third quarter of FYE 2013. To that end, we contracted with Global Results Marketing (GRM) on January 30, 2013 to lead this effort with five (5) dealers having been signed as of the close of its second quarter FYE 2013. Subsequently, we have signed 10 more dealers as of the filing of this report. We are also targeting niche markets that we believe will be readily receptive to our product line, including the off-road vehicle community and hiking, camping, boating and other recreational activities where a clean, quiet and portable electrical energy supply is needed in a remote or off-grid location. Other potential marketplaces include first responders and others that provide disaster relief or emergency services. Many consumers and businesses cannot utilize fossil-fuel based solutions. With our product line, they will have a choice for safe and “green” electricity from solar power generation.

Results of Operations for the three and six months ended February 28, 2013 and February 29, 2012.

During the three months ended February 28, 2013, we earned $12,830 in revenue and incurred $19,424 in costs of sales. Our total operating expenses for the three (3) months ended February 28, 2013 were $553,630, consisting of general and administrative expenses of $444,450, salaries and wages of $65,619, and professional fees of $43,561. We incurred interest expense of $5,332 during the quarter. Our net loss for the three months ended February 28, 2013 was therefore $565,556. By comparison, during the three months ended February 29, 2012, we earned no revenue and incurred operating expenses of $2,500 and interest expense of $30. Our net loss for the three months ended February 29, 2012 was $2,530.

During the six months ended February 28, 2013, we earned $16,830 in revenue and incurred $37,379 in costs of sales. Our total operating expenses for the six months ended February 28, 2013 were $683,494, consisting of general and administrative expenses of $496,841, salaries and wages of $107,604, and professional fees of $79,049. We incurred interest expense of $5,868 during the six month period. Our net loss for the six months ended February 28, 2013 was therefore $709,911. By comparison, during the six months ended February 29, 2012, we earned no revenue and incurred operating expenses of $4,055 and interest expense of $50. Our net loss for the six months ended February 29, 2012 was $4,105.

As we go forward with the development of our portable solar generator business during the current fiscal year, we expect that our operating expenses will continue to increase significantly and that we will also begin to generate increasing revenues from the sale of our products.

Liquidity and Capital Resources

As of February 28, 2013, we had total current assets of $210,854 consisting of cash in the amount of $1,012, prepaid expenses of $96,667, inventory of 31,269, and a related party receivable of $81,906. Our total current liabilities as of February 28, 2013 were $470,416, and consisted of accounts payable of $135,905, customer deposits of $1,075, accrued interest of $2,721, notes payable of $147,117, and notes payable to related parties of $183,598. Our working capital deficit as of February 28, 2013 was therefore $259,562. During the six months ended February 28, 2013, we used cash of $358,821 in operations and were provided with cash of $334,613 from financing activities.

We have received short term loan financing for the launch of our new portable solar power generator business under various promissory notes. Our promissory note obligations currently issued and outstanding are as follows:

1.  We owe the principal sum of $33,850 to Argent Offset, LLC under the terms of a Promissory Note dated February 27, 2013. This note bears interest at an annual rate of eighteen percent (18%), with interest payable monthly. All principal and interest is due August 26, 2013. The note is convertible to shares of our common stock at a price of $0.11 per share

2.  We owe the principal sum of $125,000 to Steven J. Caspi under the terms of a Convertible Promissory Note and Security Agreement (the “Note”) issued November 19, 2012. The Note bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2013. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $1.25 per share. The conversion rights under the Note are subject to a limitation under which Mr. Caspi may not, upon any conversion of the Note, own more that 4.99% of our issued and outstanding common stock. The amounts due under the Note are secured by a security interest in substantially all of our assets.

3. Through February 28, 2013, we have borrowed the total sum of $183,597.72 from our President and CEO, Bruce R. Knoblich. Our obligations regarding this loan are currently memorialized in a Promissory Note dated February 28, 2013. The note bears interest at an annual rate of five percent (5%), with all principal and interest due on or before August 27, 2013.

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

Going Concern

As discussed in the notes to our financial statements, we have minimal revenue and an accumulated deficit during the development stage of $736,912.   This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity and debt financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of February 28, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Bruce Knoblich, and Chief Financial Officer, Pamela McKeown. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Note issued to Argent Offset, LLC dated February 27, 2013
10.2	Note issued to Bruce R. Knoblich dated February 28, 2013
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 formatted in Extensible Business Reporting Language (XBRL)

**Provided herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDS Solar Technologies, Inc.

Date:	April 15, 2013

By:	/s/ Bruce Knoblich Bruce Knoblich
Title:	Chief Executive Officer and Director

Date:	April 15, 2013

By:	/s/ Pamela McKeown Pamela McKeown
Title:	Chief Financial Officer

