Form 10-Q
period 2013-05-31
IDS Industries, Inc.
filed 2013-07-15
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-177518

IDS Industries, Inc.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,975,360 common shares as of July 9, 2013.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

4	Balance Sheets as of May 31, 2013 and August 31, 2012 (unaudited);
5	Statements of Operations for the three and nine months ended February 28, 2013 and February 29, 2012 (unaudited);
6	Statement of Stockholders’ Equity (Deficit) as of May 31, 2013 (unaudited);
7	Statements of Cash Flows for the nine months ended May 31, 2013 and May 31, 2012 (unaudited);
8	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

BALANCE SHEETS

(unaudited)

	May 31, 2013	August 31, 2012
ASSETS
Current assets:
Cash	$16,724	$15,140
Accounts receivable	12,004
Prepaids	24,167	—
Inventory	30,023	—
Other receivable – related party	104,771	—
Total current assets	187,689	15,140

Property & equipment, net	—	10, 080
Total assets	$187,689	$25,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities:
Accounts payable	$174,358	$—
Customer deposit	—	—
Accrued expenses	—	66,632
Accrued interest	8,306	110
Notes payable	232,403	—
Notes payable – related party	290,098	—
Advances from director	—	2,000
Loan from shareholder	—	100
Total Current Liabilities	705,165	68,842

Total liabilities	705,165	68,842

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 90,000,000 common shares authorized, 34,113,114 and 144,000,000 shares issued and outstanding, respectively	34,113	144,000
Additional paid in capital	379,884	(109,000)
Treasury stock at par, 113,000,004 shares	113,000	—
Accumulated deficit	(1,044,473)	(78,622)
Total stockholders’ equity (deficit)	(517,476)	(43,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$187,689	$25,220

The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended May 31,		For the Three Months Ended May 31,
	2013	2012	2013	2012

Sales	$34,729	$—	$17,899	$—
Cost of sales	64,151	—	26,772	—
Gross margin	(29,422)	—	(8,873)	—

Expenses:
Professional fees	96,103	4,500	17,054	1.500
Salaries and wages	184,935	—	77,331	—
General and administrative	691,347	1,915	194,506	915
Total operating expenses	972,385	6,415	288,891	2,415
Net loss from operations	$(1,001,807)	$(6,415)	$(297,764)	$(2,415)

Other income and (expense):
Interest expense	(15,715)	(80)	(9,847)	(30)
Other income	50		50
Total other expense	(15,665)	(80)	(9,797)	(30)
Net loss	$(1,017,472)	$(6,550)	$(307,561)	$(2,445)

Loss per share
Basic	$(0.06)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding basic	17,564,093	10,888,888	33,575,364	12,000,000

The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended May 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,017,472)	$(6,550)
Adjustments to reconcile net loss to total cash used in operations:
Deemed dividend	51,621	—
Common stock for services	455,647	—
Treasury stock	20,351	—
Change in assets and liabilities:
Increase in accounts receivable	(12,004)	—
Purchase of inventory	(30,023)	—
Increase in prepaids	(24,167)	—
Increase in note receivable – related party	(104,771)	—
Increase in accounts payable	174,358	—
Increase in customer deposits	—	5,000
Increase (decrease) in accrued expenses	(58,435)	(670)
Net cash used in operating activities	(544,895)	(2,220)
Net cash used in operating activities
Cash flows from investing activities
Property and equipment	10,080	(10,080)
Net cash provided by (used) in investing activities	10,080	(10,080)

Cash flows from financing activities:
Net assets acquired	—	—
Loan from shareholder	(2,100)	2,000
Increase in note payable	232,403	—
Increase in note payable – related party	290,098	—
Proceeds from the sale of common stock	15,998	20,000
Net cash provided by financing activities	536,399	22,000
Net increase (decrease) in cash	1,584	9,700
Cash at beginning of period	15,140	10,032
Cash at end of period	$16,724	$19,732

Cash paid for:
Interest	$—	$—
Taxes	$—	$—

he accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Basis of Presentation

IDS Industries, Inc. (“IDS” or the “Company”) is a GIIRS-rated “green” energy company that designs and develops solar and power management technologies and incorporates these into its manufacturing and distribution of solar-based portable power stations and other solar-based products for consumer, business, government, and disaster relief applications. We offer a line of portable solar power generators under our Company brand name, IDS Solar Technologies™

The Company was formed as Step Out, Inc., a Nevada corporation on May 2, 2011. On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The membership interest was acquired at book value from the shareholder. SOI Nevada, LLC became a wholly-owned subsidiary of Step Out, Inc.

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

As a result of the Agreement, the Company is no longer pursuing our former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we intend to develop a business focused on the design, development, manufacturing and distribution of renewable-energy based portable and mobile electrical generators and power stations under our own brand name, IDS Solar TechnologiesÔ.

Effective October 12, 2012, the board of directors approved a merger with our wholly-owned subsidiary, IDS Acquisition, Inc., pursuant to NRS 92A.180. IDS Acquisition was incorporated in the state of Nevada on September 25, 2012. As part of the merger with our wholly-owned subsidiary, our board authorized a change in the name of the company to “IDS Solar” Technologies, Inc.”

On January 7, 2013 we launched our planned new product line on a limited basis; with the initial model, the Solar Survivor. The Company continues to design and development other models of electric generators and power stations based on customer input and feedback. As our plans and our new business develop, we will make appropriate additional disclosures.

Effective February 7, 2013, the board of directors approved a one for twelve forward split of the Company’s common stock. All shares throughout this Form 10-Q have been retroactively restated to reflect the forward split.  This event was reported in an 8K on February 4, 2013.

On February 11, 2013, we entered into a letter of agreement (the “Agreement”) with Emerging Growth, LLC (“Emerging”). Under the Agreement, Emerging has agreed to assist us as a consultant in the development of an online advertising program. The term of the Agreement commenced on February 15, 2013 and will run for one year. On August 15, 2013, either party may opt out of the final six months of the Agreement. In consideration for Emerging’s services, we have agreed to pay $4,500 immediately, $1,500 on March 1, 2013, and $3,000 per month on the 15 th of each month through December 15, 2013. In addition, we have agreed to issue 300,000 shares of common stock to Emerging. The foregoing is a summary of the material terms of the Agreement, which should be reviewed in full for additional information.   This agreement was reported in an 8K on February 27, 2013.

On February 15, 2013, we entered into a Consulting Agreement with Patrick Gaynes. Under the Consulting Agreement, Mr. Gaynes will assist and advise us as a consultant with regard to investor relations and other financial matters for a term of 180 days. Mr. Gaynes will be paid a monthly fee of $2,500 and will be issued 900,000 shares of common stock as compensation for his services. The foregoing is a summary of the material terms of the Consulting Agreement, which should be reviewed in full for additional information.   This agreement was reported in an 8K on February 27, 2013.

On February 19, 2013 Randy Sindelar was hired as Vice President for Research and Development. It was announced that Mr. Sindelar was an authority in battery management and advanced material charging and energy storage, recently having served as Senior Research Engineer at a leading developer of advanced energy storage solutions. The focus of the Company’s development efforts expanded to include battery management systems and charge control technology due to its critical function in delivering affordable commercialized renewable energy to home and business for both portable and fixed applications.

Effective April 16, 2013, the board of directors appointed Scott Plantinga to serve on our board of directors. Mr. Plantinga currently serves as the President and CEO of Installing Dealer Supply, Inc. a leading distributer of garage doors, gate automation, and access control equipment based in Lake Elsinore, California.  This appointment was reported in an 8K on May 24, 2013.

Effective May 29, 2013, the board of directors authorized a change in the name of the company to “IDS Industries, Inc.” The new name reflects the direction and focus of the Company more accurately given the full slate of products in advanced development including the battery management and energy storage fields. The name change will take effect on June 10, 2013 with the OTC securities markets and the trading symbol will remain IDST.

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

Development Stage Company

The Company is deemed to have exited the development stage on February 28, 2013 as it began planned principle operations.

Use of Estimates

Te presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2013.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of May 31, 2013.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided utilizing the straight-line method over the related asset’s estimated useful life. As of May 31, 2013 no property or equipment has been pledged as collateral or is restricted in any way.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of May 31, 2013.

•	Level 1: none
•	Level 2: none
•	Level 3: none

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at May 31, 2013.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of May 31, 2013, there have been no interest or penalties incurred on income taxes.

Revenue Recognition

Sales of products and related costs of products sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing, and shipment of products.

Reclassification

Certain reclassifications have been made to the August 31, 2012 financial information to conform to the presentation used in the (unaudited) May 31, 2013 financial information.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles -Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles, Goodwill and Other General Intangibles, other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued, that might have a material impact on its financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	May 31, 2013	August 31, 2012
Property and equipment	$—	$10,080
Less: accumulated depreciation	—	—
Property and equipment, net	$—	$10,080

No depreciation expense was taken for the year ended August 31, 2012 or thereafter, as the asset acquired had not yet been placed into service. The asset as of August 31, 2012 was owned by the Company’s prior subsidiary, SOI Nevada, LLC, of which full ownership was transferred to the sole officer and director on September 19, 2012; therefore, the asset is no longer owned by the company.

NOTE 4 – NOTES PAYABLE

On September 30, 2012, the Company executed a promissory note with an individual for $1,900. The note bears interest at 10% and is due on or before December 29, 2012. This note has been paid back in full.

On October 12, 2012, the Company executed a promissory note with Argent Offset, LLC for $20,000. The note bears interest at 18% and is due on or before January 10, 2013. On February 27, 2013, a new promissory note was executed for $33,850. The note bears interest at 18% and is due August 26, 2013. In addition, the note included one warrant giving the holder the right to purchase 50,000 shares of common stock at a price of $0.20 per share for a period of three years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $2,044 based on the discount to market available at the time of issuance. The discount is to be amortized over the life of the loan to interest expense. As of May 31, 2013, $1,050 has been amortized to interest expense. The new note amends and replaces in its entirety the note dated October 12, 2012.

On December 3, 2012, the Company executed a promissory note with an individual for $125,000. The note bears interest at 5% and is due on or before November 30, 2013. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $12,781 based on the discount to market available at the time of issuance. The discount is to be amortized over the life of the loan to interest expense. As of May 31, 2013, $6,303 has been amortized to interest expense.

On March 20, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note.

On April 4, 2013, the Company executed a convertible promissory note for $15,500 with an investor. The note bears interest at 8% per annum and is due on or before January 8, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note.

NOTE 5 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, August 31, 2012	—	$—	$—

Issued	65,625	0.63	0.23
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding, May 31, 2013	65,625	$0.63	$0.23

Exercisable, May 31, 2013	65,625	$0.63	$0.23

Range of Exercise Prices	Number Outstanding at 5/31/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.20 - $2.00	65,625	3.2 years	$0.63

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

On or about May 8, 2013, the Company issued 99,996 shares of common stock to its CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

The Company announced that in early May 2013 the approval by the Board of Directors of an investment of up to $400,000 by CEO and Chairman, Bruce Knoblich. Mr. Knoblich provided $183,000 in funding on February 28, 2013 and demonstrated his confidence in the Company by providing an additional $100,000 on May 3, 2013. The proceeds were earmarked to fund the advancement of the Company's proprietary battery management system development, enable an increase in the portable renewable generator inventory, and supply to the Company general working capital.

During the period ended May 31, 2013, the Company’s CEO, Bruce Knoblich and the Company executed a promissory note for $289,998. The note bears interest at 5% and is due within one year. Accrued interest on the note as of May 31, 2013 is $3,914.

NOTE 7 - COMMON STOCK

The Company has 10,000,000 preferred shares authorized at par value of $0.001 per share and has 90,000,000 common shares authorized as a par value of $0.001 per share.

On July 18, 2011, Step Out issued 120,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder of Step Out, Inc. The transaction was recorded at $15,000, the book value of the membership interests.

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

On or about February 15, 2013, the Company issued 1,200,000 shares of common stock for advertising and investor relation services. The shares were valued using the closing stock price on the day of issuance of $0.205, for a total expense of $246,000. Of the total expense, $24,167 has been booked to prepaid expenses and will be allocated over the remaining three month term of the contract.

On or about May 8, 2013, the Company issued 99,996 shares of common stock to its CFO for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

On or about May 15, 2013, the Company issued 337,754 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance of $0.09, for a total expense of $30,398.

During the period ended May 31, 2013, the Company sold 155,368 shares of common stock for cash proceeds of $15,998.

NOTE 8 - GOING CONCERN

As of May 31, 2013, the Company has a working capital deficit of $523,928, limited revenue and an accumulated deficit of $1,050,925. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 9 - SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855, noting no additional subsequent events other than those noted below.

Subsequent to May 31, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before March 5, 2014.

On June 19, 2013, the Company entered into a Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000, with an original issue discount of ten percent (10%). Upon closing, JMJ will loan the Company $55,000 under the Note, with any additional advances up to the total principal sum to be made in the future and at the sole discretion of JMJ.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Our business focuses on the design and development of solar and power management technologies and incorporates these into its manufacturing and distribution of solar-based portable power stations and devices. Under an Exclusive License/Royalty Agreement with SP Innovations, Inc. (“SP”), we hold the exclusive right to manufacture, import, export, use, and sell a line of portable, solar-powered generators developed by SP. Under the License Agreement, we pay SP a royalty of five percent (5%) of our total wholesale price for all of the licensed products sold by us. We have begun production and sale of our first portable solar-based power generation station, the Solar Survivor. We are currently marketing the Solar Survivor model as a clean, portable electrical energy solution for every American household. We have also begun development of an intregrated battery management and charge controller system for the optimization of electric power storage systems especially those that are lithium chemistry based.

On February 19, 2013 we hired Randy Sindelar as Vice President of Research and Development with the expressed purpose of furthering our manufacturing quality control systems and processes and to boost our technology development. Mr. Sindelar is spearheading the Company’s lithium iron phosphate and advanced battery management system technologies.

We received our first order from our distributor, American Portable Power, on October 12, 2012, which totaled $85,185.00 with a deposit of $12,500.00 paid. The first delivery of this order was made on January 15, 2013. We were developing an online presence for both consumer and commercial sales with twelve (12) online businesses displaying our product line and have discovered that our sales efforts are better concentrated with a focus on the wholesale, commercial and government marketplaces. We are also developing a sales and distribution network through contracted dealers, energy system integrators, and OEMs nationwide to support our planned sales growth vertically and horizontally.

Products

We began production of our first (1) product this quarter and have scheduled the production of our next three (3) products in the third quarter of FYE 2013. Each product model features our innovative storage and charge design with the overall product line marketed as the economical, sturdy and reliable choice for portable solar energy as part of an emergency/disaster preparedness plan or for those seeking an off-grid, odorless, noiseless and non-flammable source of power.

The Solar Survivor was the first model released and became available for delivery on January 15, 2013. The Solar Survivor is a rugged solar power electrical generator originally housed in a durable hard plastic Styleworks container manufactured by Rubbermaid. The Solar Survivor has been redesigned to feature a customized metallic case with two (2) Inline wheels and telescoping handle that provide users extra easy mobility. The Solar Survivor is powered by a 50AH battery from Universal Power Supply, one of America’s premier battery manufacturers, with power provided by a 45W monocrystaline solar panel, a Windsor 1600 Watt Inverter with three (3) AC receptacles, a USB connection, and a remote control switch. The Solar Survivor configuration provides an efficient source of solar power collection and generation at a suggested retail price of $999.00.

The next three (3) models we planned to release were the Solar Tote, the Solar Rescue and the Solar Kart 420. We have discontinued the pursuit of the Solar Tote and have integrated some of its features into the Solar Survivor. The suggested retail price for the other two (2) models is not determined at this time.

The Solar Rescue is our premier model that has a water resistant customized Pelican Rescue resin case with telescoping handles and two (2) Inline wheels featuring a foldable 45W solar power film panel, a SunSaver Charge Controller with LVD, a 75AH battery from Universal Power Supply, a Windsor 1600 Watt Inverter with three (3) AC receptacles, a USB connection, and a remote control switch.

We are developing and testing our first model targeted for commercial use, the “Solar Kart 420”. The formal name of the unit will be determined in the near future. This portable unit is targeted to feature a Lithium Iron Phosphate battery system complete with a proprietary battery management. This model is scheduled to begin production some time early summer 2013 with distribution available shortly thereafter.

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

Expansion and Development Plan

We have contracted with American Portable Power, an ID Brandz, Inc. company based in Santa Ana, CA as our distributor nationwide. Our strategy includes building an independent dealer base initially throughout the U.S. by attaining a dealer in every state within the third quarter of FYE 2013. To that end, we have contracted with Global Results Marketing (GRM) on January 30, 2013 to lead this effort with over thirty-five (35) dealers having been signed as of the close of its third quarter FYE 2013. We are also targeting niche markets that we believe will be readily receptive to our product line, including the off-road vehicle community and hiking, camping, boating and other recreational activities where a clean, quiet and portable electrical energy supply is needed in a remote or off-grid location. Other potential marketplaces include first responders and others that provide disaster relief or emergency services. Many consumers and businesses cannot utilize fossil-fuel based solutions. With our product line, they will have a choice for safe and “green” electricity from solar power generation.

Results of Operations for the three and nine months ended May 31, 2013 and May 31, 2012.

During the three months ended May 31, 2013, we earned $17,899 in revenue and incurred $26,772 in costs of sales. Our total operating expenses for the three (3) months ended May 31, 2013 were $288,891, consisting of general and administrative expenses of $194,506, salaries and wages of $77,331, and professional fees of $17,054. We incurred interest expense of $9,847 and generated $50 of other income during the quarter. Our net loss for the three months ended May 31, 2013 was therefore $307,561. By comparison, during the three months ended May 31, 2012, we earned no revenue and incurred operating expenses of $2,415 and interest expense of $30. Our net loss for the three months ended May 31, 2012 was $2,445.

During the nine months ended May 31, 2013, we earned $34,729 in revenue and incurred $64,151 in costs of sales. Our total operating expenses for the nine months ended May 31, 2013 were $972,385, consisting of general and administrative expenses of $691,347, salaries and wages of $184,935, and professional fees of $96,103. We incurred interest expense of $15,715 and generated $50 of other income during the nine month period. Our net loss for the nine months ended May 31, 2013 was therefore $1,017,472. By comparison, during the nine months ended May 31, 2012, we earned no revenue and incurred operating expenses of $6,415 and interest expense of $80. Our net loss for the nine months ended May 31, 2012 was $6,550.

As we go forward with the development of our portable solar generator business during the current fiscal year, we expect that our operating expenses will continue to increase significantly and that we will also begin to generate increasing revenues from the sale of our products.

Liquidity and Capital Resources

As of May 31, 2013, we had total current assets of $187,689 consisting of cash in the amount of $16,724, prepaid expenses of $24,167, inventory of 30,023, accounts receivable of $12,004 and a related party receivable of $104,771. Our total current liabilities as of May 31, 2013 were $705,165, and consisted of accounts payable of $174,358, accrued interest of $8,306, notes payable of $232,403, and notes payable to related parties of $290,098. Our working capital deficit as of May 31, 2013 was therefore $517,476. During the nine months ended May 31, 2013, we used net cash of $544,895 in operations and were provided with cash of $536,399 from financing activities.

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

3.   Through May 31, 2013, we have borrowed the total sum of $289,997.72 from our President and CEO, Bruce R. Knoblich. Our obligations regarding this loan are currently memorialized in a Promissory Note dated May 31, 2013. The note bears interest at an annual rate of five percent (5%), with all principal and interest due on or before November 30, 2013.

4. We have received financing under a series of Convertible Promissory Notes (the “Notes”) issued to Asher Enterprises, Inc. (“Asher”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine (9) months from the respective dates of issue. The Notes may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Note is 51% of the Market Price of our common stock on the conversion dates. For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 30 trading days immediately preceding the conversion dates. The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 9.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Upon conversion of the Notes in whole or in part, we will be obligated to deliver the conversion stock to the holder within 3 business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Notes will result in certain penalties depending on the time of pre-payment, and will not be allowed after 180 days.

The amounts and respective due dates of the Notes are as follows:

Date	Principal Amount	Due Date
March 20, 2013	$32,500	December 26, 2013
April 4, 2013	$15,500	January 8, 2014
June 3, 2013	$32,500	March 5, 2014

                5. On June 19, 2013, we entered into a Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000, with an original issue discount of ten percent (10%). Upon closing, JMJ will loan us the sum of $55,000 under the Note, with any additional advances up to the total principal sum to be made in the future and at the sole discretion of JMJ. All unpaid principal and interest due under the Note must be paid within one (1) year of the effective date of each advance made by JMJ under the Note. If we repay the Note in full on or before ninety (90) days after the effective date, no interest will be due. If we do not repay the Note in full on or before ninety (90) days after the effective date, a one-time interest charge of twelve percent (12%) will be added to the principal balance of the Note. We may also pre-pay the Note between 90 and 140 days after the effective date, but any pre-payment during this period must be in an amount equal to 150% of the principal amount being re-paid, plus any unpaid interest and fees due at that time. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001. The conversion price under the Note is 60% of the lowest trading price for our common stock in the twenty-five (25) trading days prior to the conversion. In the event that conversion shares are not issuable to the holder by DWAC, an additional 10% discount will apply. The number of shares issuable upon conversion is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. Upon conversion of the Note in whole or in part, we will be obligated to deliver the conversion stock to the holder within 3 business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties.

We will require significant additional financing in order to move forward effectively with the development of our new portable solar power generator business and our battery management and charge controller products line. We intend to fund the development of our new business through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, in amounts sufficient to fund our planned acquisitions and other activities, or at all.

Going Concern

As discussed in the notes to our financial statements, we have minimal revenue and an accumulated of $1,044,473.   This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity and debt financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of May 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Bruce Knoblich, and Chief Financial Officer, Pamela McKeown. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Through May 31, 2013, we have borrowed the total sum of $289,997.72 from our President and CEO, Bruce R. Knoblich. Our obligations regarding this loan are currently memorialized in a Promissory Note dated May 31, 2013, which supercedes and replaces all prior promissory notes issued to Mr. Knoblich. The note bears interest at an annual rate of five percent (5%), with all principal and interest due on or before November 30, 2013.

Item 6. Exhibits

Exhibit Number	Description
10.1	Note issued to Bruce R. Knoblich dated May 31, 2013.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDS Solar Technologies, Inc.

Date:	July 15, 2013

By:	/s/ Bruce Knoblich Bruce Knoblich
Title:	Chief Executive Officer and Director

Date:	July 15, 2013

By:	/s/ Pamela McKeown Pamela McKeown
Title:	Chief Financial Officer

