Form 10-K
period 2013-08-31
IDS Industries, Inc.
filed 2013-12-13
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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
Common stock, par value of $0.001

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,010,950 as of February 28, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 35,646,447 shares as of December 11, 2013.

PART I

Item 1. Business

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

Item 2. Properties

We sub-lease approximately 3,000 square feet of office and warehouse space in Lake Elsinore, California from our manufacturer, Installing Dealer Supply, Inc. The space is used to house our executive offices, as well as for manufacturing and storage. We currently pay rent on the space in the amount of $1,383 per month. The sub-lease is currently a verbal arrangement.

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

Fiscal Year Ending August 31, 2013
Quarter Ended	High $	Low $
August 31, 2013	0.0970	0.0311
May 31, 2013	0.1800	0.0500
February 28, 2013	0.2500	0.1208
November 30, 2012	0.2083	0.0167

Fiscal Year Ending August 31, 2012
Quarter Ended	High $	Low $
August 31, 2012	0.0167	0.0167
May 31, 2012	N/A	N/A
February 29, 2012	N/A	N/A
November 30, 2011	N/A	N/A

As of December 11, 2013, the last trading price of our common stock was $0.015 per share.

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

Holders of Our Common Stock

As of December 11, 2013, we had 35,646,447 shares of our common stock issued and outstanding, held by sixty-nine (69) shareholders of record.

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

Results of Operations for the Years Ended August 31, 2013 and August 31, 2012.

During the year ended August 31, 2013, we earned $37,074 in revenue and incurred $93,727 in costs of sales. Our total operating expenses for the year ended August 31, 2013 were $1,154,067, consisting of general and administrative expenses of $389,330, salaries and wages of $283,706, professional fees of $127,517, and marketing and advertising of $353,514. We incurred interest expense of $21,388, loss on a derivative liability of $10,794, amortization of debt discount in the amount of $92,751. In addition, we generated $2,662 in interest income during the year. Our net loss for the year ended August 31, 2013 was therefore $1,332,991. By comparison, during the year ended August 31, 2012, we earned no revenue and incurred operating expenses of $70,667 and interest expense of $110. Our net loss for the year ended August 31, 2012 was $70,777.

During the fiscal year ended August 31, 2013, we began operation of our portable solar generator business. As we go forward with the development of our business during the current fiscal year, we expect that our operating expenses will continue to increase significantly and that we will also begin to generate increasing revenues from the sale of our products.

Liquidity and Capital Resources

As of August 31, 2013, we had total current assets of $199,707 consisting of cash in the amount of $1,960, prepaid expenses of $80,196, inventory of 32,682, accounts receivable of $4,950, a related party receivable of $77,307, and interest receivable from a related party of $2,612. Our total current liabilities as of August 31, 2013 were $937,118, and consisted of accounts payable of $159,596, accrued interest of $19,990, notes payable of $30,000, notes payable to related parties of $290,098, convertible notes payable (net of discount) of $265,992, accrued expenses of $10,159, and a derivative liability of $148,870. Our working capital deficit as of August 31, 2013 was therefore $737,411. During the year ended August 31, 2013, we used net cash of $709,026 in operations and were provided with cash of $695,846 from financing activities.

We have received short term loan financing for the launch of our new portable solar power generator business under various promissory notes. Our promissory note obligations currently issued and outstanding are as follows:

1.  We owe the principal sum of $33,850 to Argent Offset, LLC under the terms of a Promissory Note dated February 27, 2013. This note bears interest at an annual rate of eighteen percent (18%), with interest payable monthly. All principal and interest was due August 26, 2013. On November 26, 2013, the lender agreed to waive any default until December 15, 2013 under a temporary forbearance.

2.  We owe the principal sum of $125,000 to Steven J. Caspi under the terms of a Convertible Promissory Note and Security Agreement (the “Note”) issued November 19, 2012. The Note bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2013. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $1.25 per share. The conversion rights under the Note are subject to a limitation under which Mr. Caspi may not, upon any conversion of the Note, own more than 4.99% of our issued and outstanding common stock. The amounts due under the Note are secured by a security interest in substantially all of our assets. The Note is currently in default and we are in the process of renegotiating terms for repayment.

3.   Through August 31, 2013, we have borrowed the total sum of $289,998 from our former President and CEO, Bruce R. Knoblich. Our obligations regarding this loan are currently memorialized in a Promissory Note dated May 31, 2013. The note bears interest at an annual rate of five percent (5%). The note was due on November 30, 2013 and is currently in default.

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

The amounts and respective due dates of the Notes are as follows:

Date	Principal Amount	Due Date
March 20, 2013	$32,500	December 26, 2013
April 4, 2013	$15,500	January 8, 2014
June 3, 2013	$32,500	March 5, 2014
August 5, 2013	$32,500	May 7, 2014

5. On June 19, 2013, we entered into a Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000, with an original issue discount of ten percent (10%). Upon closing, JMJ will loaned us the sum of $55,000 under the Note, with any additional advances up to the total principal sum to be made in the future and at the sole discretion of JMJ. On August 31, 2013, JMJ loaned us an additional $25,000 under the Note. All unpaid principal and interest due under the Note must be paid within one (1) year of the effective date of each advance made by JMJ under the Note. If we repay the Note in full on or before ninety (90) days after the effective date, no interest will be due. If we do not repay the Note in full on or before ninety (90) days after the effective date, a one-time interest charge of twelve percent (12%) will be added to the principal balance of the Note. We may also pre-pay the Note between 90 and 140 days after the effective date, but any pre-payment during this period must be in an amount equal to 150% of the principal amount being re-paid, plus any unpaid interest and fees due at that time. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001. The conversion price under the Note is 60% of the lowest trading price for our common stock in the twenty-five (25) trading days prior to the conversion. In the event that conversion shares are not issuable to the holder by DWAC, an additional 10% discount will apply. The number of shares issuable upon conversion is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. Upon conversion of the Note in whole or in part, we will be obligated to deliver the conversion stock to the holder within 3 business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties.

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

Off Balance Sheet Arrangements

As of August 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $1,411,613 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of August 31, 2013 and 2012;
F-3	Statements of Operations for the years ended August 31, 2013 and August 31, 2012;
F-4	Statement of Stockholders’ Equity (Deficit) as of August 31, 2013;
F-5	Statements of Cash Flows for the years ended August 31, 2013 and August 31, 2012
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

IDS Industries, Inc.

Lake Elsinore, California

We have audited the accompanying balance sheets of IDS Industries, Inc. as of August 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IDS industries, Inc. as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended August 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 11, 2013

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

BALANCE SHEETS

	August 31, 2013	August 31, 2012
ASSETS
Current Assets:
Cash	$1,960	$15,140
Accounts receivable, net of allowance of $4,950	4,950	—
Prepaids and other current assets	80,196	—
Inventory	32,682	—
Other receivable – related party	77,307	—
Interest receivable – related party	2,612	—
Total Current Assets	199,707	15,140
Property & equipment, net	—	10,080
Total Assets	$199,707	$25,220
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Cash overdraft	$12,413	$—
Accounts payable	159,596	—
Derivative liability	148,870	—
Accrued expenses	10,159	66,632
Accrued interest	19,990	110
Convertible notes payable, net of discount of $93,858 and $0, respectively	265,992	—
Notes payable – related party	290,098	2,100
Notes payable	30,000	—
Total Current Liabilities	937,118	68,842
Total Liabilities	937,118	68,842
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.001, 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 90,000,000 common shares authorized, 34,313,114 and 144,000,000 (post-split) shares issued and outstanding, respectively	34,313	144,000
Additional paid in capital	639,889	(109,000)
Accumulated deficit	(1,411,613)	(78,622)
Total Stockholders’ Deficit	(737,411)	(43,622)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$199,707	$25,220

The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

STATEMENTS OF OPERATIONS

	For the Year Ended August 31,	For the Year Ended August 31,
	2013	2012
Revenue	$37,074	$—
Cost of revenue	93,727	—
Gross margin	(56,653)	—
Operating expenses:
Professional fees	127,517	68,605
Salaries and wages	283,706	—
Marketing and advertising	353,514	—
General and administrative	389,330	2,062
Total operating expenses	1,154,067	70,667
Loss from operations	(1,210,720)	(70,667)
Other income and (expense):
Amortization of debt discount	(92,751)	—
Gain (loss) on derivative liability	(10,794)	—
Interest expense	(21,388)	(110)
Interest income	2,662	—
Total other expense	(122,271)	(110)
Loss before provision for income taxes	(1,332,991)	(70,777)
Provision for income taxes	—	—
Net Loss	$(1,332,991)	$(70,777)
Loss per share:
Basic and diluted	$(0.04)	$(0.00)
Weighted average shares outstanding: basic and diluted	38,356,630	133,049,184

 The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

AUGUST 31, 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
Balance at inception, May 2, 2011	—	—	—	—	$—
Common stock issued in exchange for membership interest	120,000,000	120,000	(105,000)	—	15,000
Net loss for the year ended August 31, 2011	—	—	—	(7,845)	(7,845)
Balance, August 31, 2011	120,000,000	120,000	(105,000)	(7,845)	7,155
Common stock issued for cash	24,000,000	24,000	(4,000)	—	20,000
Net loss for the year ended August 31, 2012	—	—	—	(70,777)	(70,777)
Balance, August 31, 2012	144,000,000	144,000	(109,000)	(78,622)	(43,622)
Common stock issued for services	3,157,750	3,158	464,290	—	467,448
Common stock returned	(113,000,004)	(113,000)	113,000	—	—
Common stock issued for cash	155,368	155	15,843	—	15,998
Conveyance of subsidiary	—	—	57,147	—	57,147
Debt discount on convertible notes	—	—	98,609	—	98,609
Net loss for the year ended August 31, 2013	—	—	—	(1,332,991)	(1,332,991)
Balance, August 31, 2013	34,313,114	34,313	639,889	(1,411,613)	$(737,411)

The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	August 31, 2013	August 31, 2012
Cash flows from operating activities:
Net loss for the year	$(1,332,991)	$(70,777)
Adjustments to reconcile net loss to net cash used in operations:
Common stock for services	467,448	—
(Gain) loss on fair value of derivatives	10,794	—
Amortization of discounts	93,989	—
Bad debt expense	4,950	—
Derivative expense	50,076	—
Change in assets and liabilities:
Increase in accounts receivable	(9,900)	—
Purchase of inventory	(32,682)	—
Increase in prepaids and other current assets	(82,949)	—
Increase in note receivable – related party	(77,307)	—
Increase in interest receivable – related party	(2,612)	—
Increase in accounts payable	172,009	—
Increase in customer deposits	—	5,000
Increase (decrease) in accrued expenses	30,149	58,965
Net cash used in operating activities	(709,026)	(6,812)
Cash flows from investing activities
Property and equipment	—	(10,080)
Net cash provided by (used) in investing activities	—	(10,080)
Cash flows from financing activities:
Proceeds from convertible debt	359,850	—
Increase in note payable – related party	289,998	2,000
Increase in other notes payable	30,000	—
Proceeds from the sale of common stock	15,998	20,000
Net cash provided by financing activities	695,846	22,000
Net increase (decrease) in cash	(13,180)	5,108
Cash at beginning of period	15,140	10,032
Cash at end of period	$1,960	$15,140
Supplemental Cash Flow Information:
Cash paid for interest	$55	$—
Cash paid for taxes	$—	$—
Supplemental disclosure of non cash activities
Conveyance of subsidiary	$57,147	$—

The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2013

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

The Company was formed as Step Out, Inc., a Nevada corporation on May 2, 2011. On July 18, 2011 Step Out issued 10,000,000 common shares to acquire 100% membership interest in SOI Nevada, LLC, a Nevada limited liability corporation from the sole shareholder. The membership interest was acquired at book value from the shareholder. SOI Nevada, LLC became a wholly-owned subsidiary of Step Out, Inc.

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

As a result of the Agreement, the Company is no longer pursuing its former business plan. Under the direction of our newly appointed officers and directors, as set forth below, we intend to develop a business focused on the design, development, manufacturing and distribution of renewable-energy based portable and mobile electrical generators and power stations under our own brand name, IDS Solar TechnologiesÔ.

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

Effective February 7, 2013, the board of directors approved a one for twelve forward split of the Company’s common stock. All shares throughout these financial statement and Form 10-K have been retroactively restated to reflect the forward split. This event was reported in an 8-K on February 4, 2013.

Effective May 29, 2013, the board of directors authorized a change in the name of the company to “IDS Industries, Inc.” The new name reflects the direction and focus of the Company more accurately given the full slate of products in advanced development including the battery management and energy storage fields.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted an August 31 year end.

Development Stage Company

The Company is deemed to have exited the development stage on February 28, 2013 as it began planned principle operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2013 and 2012.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of August 31, 2013 and 2012.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided utilizing the straight-line method over the related asset’s estimated useful life of three years.

Maintenance and repairs are charged to expense as incurred; renewals and improvements that extend the useful life of the assets are capitalized.  Upon retirement or disposal, the asset cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss, if any, is included in the results of operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method; market value is based upon estimated replacement costs.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the failure or inability of our customers to make required payments. When determining the allowance, we consider the probability of recoverability of accounts receivable based on past experience. Accounts receivable may also be fully reserved for when specific collection issues are known to exist. The analysis of receivables is performed quarterly, and the allowances are adjusted accordingly.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, prepaids, inventory, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of August 31, 2013.

	Level I	Level II	Level III	Fair Value
Derivative liability	$—	$148,870	$—	$148,870

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument. During the current fiscal year, the Company issued 3,157,750 shares of common stock valued at $467,448 to non-employees. A total of $402,624 was expensed during fiscal year ended August 31, 2013, and $64,824 remains in prepaid consulting as of August 31, 2013.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at August 31, 2013 and 2012.

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

Reclassification

Certain reclassifications have been made to the August 31, 2012 financial information to conform to the presentation used in the August 31, 2013 financial statements.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following August 31:

	2013	2012
Property and equipment	$—	$10,080
Less: accumulated depreciation	—	—
Property and equipment, net	$—	$10,080

No depreciation expense was taken for the year ended August 31, 2012 or thereafter, as the asset acquired had not yet been placed into service. The asset as of August 31, 2012 was owned by the Company’s prior subsidiary, SOI Nevada, LLC, of which full ownership was transferred to the sole officer and director on September 19, 2012; therefore, the asset is no longer owned by the company.

NOTE 3 – NOTE RECEIVABLE

On August 15, 2013, the Company executed a Note Receivable for $77,307 for funds that it has advanced over the past year to another company owned by the former CEO. The note bears interest at 8% and matures in ninety days. As of August 31, 2013, the note has accrued $2,612 in interest. Collection on the note is currently past due.

NOTE 4 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following at August 31, 2013:

August 31, 2013
Prepaid consulting	$64,824
Unamortized original issue discount	6,762
Deferred financing costs	8,610
Total prepaids and other current assets	$80,196

NOTE 5 – NOTES PAYABLE

On September 30, 2012, the Company executed a promissory note with an individual for $1,900. The note bears interest at 10% and was due on or before December 29, 2012. This note and all accrued interest has been repaid in full.

On October 12, 2012, the Company executed a promissory note with Argent Offset, LLC for $20,000. The note bears interest at 18% and was due on or before January 10, 2013. On February 27, 2013, a new convertible promissory note was executed for $33,850. The note bears interest at 18% compounded monthly and is due August 26, 2013. The new note amends and replaces in its entirety the note dated October 12, 2012. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.11. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $18,464. This amount has been recorded as a discount against the outstanding balance of the note. The discount was amortized to interest expense over the life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount for the year ended August 31, 2013 amounted to $18,464. In addition, the note included one warrant giving the holder the right to purchase 50,000 shares of common stock at a price of $0.20 per share for a period of three years. As required by ASC 470-20 the Company valued the warrant and recorded a debt discount to additional paid in capital in the amount of $3,690 based on the discount to market available at the time of issuance. The discount was to be amortized over the life of the loan to interest expense. As of August 31, 2013, $3,690 has been amortized to interest expense. As of August 31, 2013, the note has accrued interest of $1,641. On November 26, 2013, an agreement of temporary forbearance was executed in which for a $1,000 fee the lender agreed to waive any default until December 15, 2013.

On December 3, 2012, the Company executed a convertible promissory note with Steven J. Caspi (“Caspi”) for $125,000. The note bears interest at 5% and was due on or before November 30, 2013. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $1.25. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $60,000. This amount has been recorded as a discount against the outstanding balance of the note. The discount is being amortized to interest expense over the life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount for the year ended August 31, 2013 amounted to $44,712. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $16,455 based on the discount to market available at the time of issuance. The discount is to be amortized over the life of the loan to interest expense. As of August 31, 2013, $12,263 has been amortized to interest expense. As of August 31, 2013, this note is still outstanding and has accrued interest of $4,766. The note is shown net of a debt discount of $19,480 at August 31, 2013 This note is currently in default with the parties renegotiating the terms of repayment.

On March 20, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of August 31, 2013 this note is still outstanding and has accrued interest of $1,168.

On April 4, 2013, the Company executed a convertible promissory note for $15,500 with an investor. The note bears interest at 8% per annum and is due on or before January 8, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of August 31, 2013 this note is still outstanding and has accrued interest of $506.

On June 3, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of August 31, 2013 this note is still outstanding and has accrued interest of $637.

On August 5, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of August 31, 2013 this note is still outstanding and has accrued interest of $192.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder. The note bears interest at 10% and was due within ninety days. As of August 31, 2013 this note was still outstanding and has subsequently become past due. Accrued interest as of August 31, 2013 is $312.

On June 12, 2013, the Company executed a promissory note for $15,000. The loan was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. Subsequent to August 31, 2013, the loan was extended with no specific terms of repayment.

On June 19, 2013, the Company executed a Convertible Promissory Note (the “note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which are made at the sole discretion of JMJ. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 60% discount to the lowest trade price in the twenty five trading days prior to conversion.

The Company received its first payment from JMJ towards the loan of $55,000 on June 19, 2013. The Company recorded a debt discount in the amount of $60,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $75,507 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 134% volatility and a one year term to maturity.

As of August 31, 2013, $12,266 of the discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $102,245 resulting in a loss on the change in fair value of the derivative. Accrued interest totaled $1,452 due to a onetime 12% interest charge incurred if the loan was not repaid within ninety days. The note is shown net of a debt discount of $48,234 at August 31, 2013.

The Company received its second payment from JMJ towards the loan of $25,000 on August 14, 2013. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,569 based on the Black Scholes Merton pricing model using the following attributes: .12% risk free rate, 144% volatility and a one year term to maturity.

As of August 31, 2013, $1,356 of the discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $46,625 resulting in a gain on the change in fair value of the derivative. Accrued interest totaled $163 due to a onetime 12% interest charge incurred if the loan was not repaid within ninety days. The note is shown net of a debt discount of $26,144 at August 31, 2013.

A summary of the status of the Company’s debt discounts, derivative liabilities and original issue discounts, and changes during the periods is presented below:

Debt Discount	August 31, 2012	Additions	Amortization	August 31, 2013
Caspi	$—	$76,455	$56,975	$19,480
Argent	—	22,154	22,154	—
JMJ – 6/19/13	—	60,500	12,266	48,234
JMJ – 8/14/13	—	27,500	1,356	26,144
	$—	$186,609	$92,751	$93,858

Derivative Liabilities	August 31, 2012	Initial Valuation	Reevaluation on 8/31/2013	(Gain) Loss on Derivative
JMJ – 6/19/13	$—	$75,507	$102,245	$26,738
JMJ – 8/14/13	—	62,569	46,625	(15,944)
	$—	$138,076	$148,870	$10,794

Original Issue Discount	August 31, 2012	Additions	Amortization	August 31, 2013
JMJ – 6/19/13	$—	$5,500	$1,115	$4,385
JMJ – 8/14/13	—	2,500	123	2,377
	$—	$8,000	$1,238	$6,762

NOTE 6 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, August 31, 2012	—	$—	$—
Issued	65,625	0.63	0.23
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, August 31, 2013	65,625	$0.63	$0.23
Exercisable, August 31, 2013	65,625	$0.63	$0.23

Range of Exercise Prices	Number Outstanding at 8/31/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.20 - $2.00	65,625	2.9 years	$0.63

NOTE 7 - RELATED PARTY TRANSACTIONS

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

On May 8, 2013, the Company issued 99,996 shares of common stock to its CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

Notes Payable

During the year ended August 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998. The note bears interest at 5% and is due within one year. As of August 31, 2013 this note is still outstanding and has accrued interest of $7,569.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder. The note bears interest at 10% and is due within ninety days. As of August 31, 2013 this note is still outstanding and has accrued interest of $312.

NOTE 8 - COMMON STOCK

The Company has 10,000,000 preferred shares authorized at par value of $0.001 per share and has 90,000,000 common shares authorized at a par value of $0.001 per share.

On February 25, 2012, the Company issued 24,000,000 common shares for cash of $20,000.

On September 19, 2012, Mr. Hamilton, the Company’s former CEO and Director, cancelled 113,000,004 of his shares and returned them to treasury.

On or about November 8, 2012, the Company issued 120,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance of $0.208, for a total expense of $25,000. Of the total expense, $15,104 has been booked to prepaid expense and will be allocated over the remaining term of the contract.

On January 4, 2013, the Company issued 100,000 shares of common stock for consulting services. The shares were valued using the closing stock price on the day of issuance of $1.45, for a total expense of $145,000.

Effective February 7, 2013, the board of directors approved a one for twelve forward split of the Company’s common stock. All share and per share data throughout this Form 10-K have been retroactively restated to reflect the forward split.

On February 15, 2013, the Company issued 1,200,000 shares of common stock for advertising and investor relation services. The shares were valued using the closing stock price on the day of issuance of $0.205, for a total expense of $246,000. Of the total expense, $28,188 has been booked to prepaid expense and will be allocated over the remaining three month term of the contract.

On May 8, 2013, the Company issued 99,996 shares of common stock to its CFO for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

On May 15, 2013, the Company issued 337,754 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance of $0.09, for a total expense of $30,398. Of the total expense, $21,532 has been booked to prepaid expense and will be allocated over the remaining term of the contract.

On June 14, 2013, the Company issued 200,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance of $0.059, for a total expense of $11,800.

During the period ended August 31, 2013, the Company sold 155,368 shares of common stock for cash proceeds of $15,998.

All shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(2) of that Act.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

During the year ended August 31, 2013, the Company rented office space on a month to month basis for $1,383 a month. Rent expense for the year ended August 31, 2013 was $15,910.

NOTE 10 - GOING CONCERN

As of August 31, 2013, the Company has a working capital deficit of $737,411, limited revenue and an accumulated deficit of $1,411,613. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 11 – INCOME TAXES

For the year ended August 31, 2013, the Company has incurred a net loss of $1,332,991 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,412,000 at August 31, 2012, and will expire beginning in the year 2031.

The provision for Federal income tax consists of the following for the years ended August 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$453,217	$24,064
Less: valuation allowance	(453,217)	(24,064)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of August 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$479,948	$26,731
Valuation allowance	(479,948)	(26,731)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,412,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of August 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Nevada.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to August 31, 2013, the Company executed a convertible promissory note for $10,000. The note bears interest at 10% per annum and is due within one year.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent August 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending August 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director is as follows:

Name	Age	Position(s) and Office(s) Held
Scott Plantinga	54	President, Chief Executive Officer, and Director
Bruce R. Knoblich	59	Chairman of the Board and Director
Pamela J. McKeown	51	Chief Financial Officer, Secretary, and Treasurer
George Rodriguez	41	Vice President
Anthony Hama	44	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Scott Plantinga is our President, Chief Executive Officer, and a Director. He also currently serves as the President and CEO of Installing Dealer Supply, Inc. a leading distributer of garage doors, gate automation, and access control equipment based in Lake Elsinore, California. From 2011 to 2012, Mr. Plantinga served as Operations Manager for Nylok, a Berkshire Hathaway company servicing the aerospace, electronics, industrial and automotive industries. From 2008 to 2010, he was a Plant Manager and then General Manager for Saturn Fasteners, Inc., a fastener manufacturer serving the aviation, aerospace, and military industries. From 2004 to 2008, Mr. Plantinga was the Director of Business Excellence for Freedman Seating Company, an industry leader in the design and manufacture of bus and rail seating. From 2002 to 2004, he served as a Plant Manager for U.S. Plastic Lumber, Ltd., a manufacturer of composite blends and plastic extruded profile lumber for building products. From 1994 to 2002, he worked with Krueger International, a manufacturer of contract office, college and healthcare furnishings. At Krueger International, he served as a Plant Manager, General Manager, and then as General Manager of Operations. Mr. Plantinga earned a B.S. from Purdue University School of Technology where he majored in Supervision with concentrations in Operations Management and Industrial Engineering. He is also a Certified Manufacturing Engineer with the Society of Manufacturing Engineers and holds a Six Sigma Green Belt Certification from the University of Illinois.

Bruce R. Knoblich is our Chairman of the Board and a Director. Mr. Knoblich is currently the President of Installing Dealer Supply, Inc., a company he founded in December of 1989. Installing Dealer Supply is a leading distributer of garage doors, gate automation, and access control equipment based in Lake Elsinore, California. Prior to his founding of Installing Dealer Supply, Inc., Mr. Knoblich served as General Manager of Frantz Manufacturing Company, a garage door manufacturer with divisions that produced bearings for different industries, at their Temecula California distribution center from 1984 to 1989. In this role, Mr. Knoblich was responsible for overseeing the company’s entire local operation. From 1977 to 1984, Mr. Knoblich served as a sales representative for Frantz Manufacturing Company. From 1974 to 1977, Mr. Knoblich worked for Heiwig Industrial Sales, a manufacturer’s representative that specialized in iron castings and screw machine products. In 1977, Mr. Knoblich graduated from Western Illinois University with a bachelor’s degree in business.

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

Code of Ethics

As of August 31, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our President and CEO, Scott Plantinga, has been paid a salary of $100,000 per year. Subsequent to the reporting period, and effective September 1, 2013, we entered into an Executive Employment Agreement with Mr. Plantinga (the “Agreement”). The Agreement provides him with a base salary of $121,000 per year, together with a signing bonus of $25,000, and annual bonuses in the discretion of the board. In addition, Mr. Plantinga shall receive 6,500,000 shares of common stock at the outset of the Agreement and will also participate in future employee stock option programs. The initial term of the Agreement is two years, subject to renewal. The Agreement contains various other terms and conditions and should be reviewed in its entirety for more information. The goals of the Agreement are to continue to retain Mr. Plantinga with a cash salary commensurate with his experience and responsibilities, while also providing him an incentive to maximize shareholder value by vesting him with significant stock ownership.

We do not have formal written employment agreements with our other executives. We currently pay our Chairman, Bruce R. Knoblich, a salary of $100,000 per year. We pay our Vice President, George Rodriguez, a salary of $70,000 per year. The salary for our CFO, Pamela McKeown, was $60,000 per year until July of 2013, when she received an increase to $75,000 per year. At this time, we do not have a formal system of compensation for our executive officers. Compensation arrangements with our officers and directors are the subject of ongoing development and we will make appropriate additional disclosures as they are further developed and formalized.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2013 and 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Plantinga, President and CEO	2013 2012	$11,696.76 $ n/a	$- $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$11,696.76 $ n/a
Bruce R. Knoblich, Chairman, former President and CEO	2013 2012	$90,764.83 $ n/a	$- $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$90,764.83 $ n/a
Pamela J. McKeown, CFO, Secretary, and Treasurer	2013 2012	$50,860.67 $ n/a	$ - $ n/a	$9,250 $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$60,110.67 $ n/a
George Rodriguez, Vice President	2013 2012	$64,166.72 $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$64,166.72 $ n/a
Sterling Hamilton, former officer	2013 2012	$ n/a $0	$ n/a $0	$ n/a $0	$ n/a $0	$ n/a $0	$ n/a $0	$ n/a $0	$ n/a $0

Narrative Disclosure to the Summary Compensation Table

The table above reflects the compensation paid to each named executive officer during the fiscal year ended August 31, 2013. In addition to cash compensation as indicated, our CFO was awarded 99,996 shares of common stock valued at $9,250.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Scott Plantinga	-	-	-	-	-	-	-	-	-
Bruce R. Knoblich	-	-	-	-	-	-	-	-	-
Pamela J. McKeown	-	-	-	-	-	-	-	-	-
George Rodriguez	-	-	-	-	-	-	-	-	-
Sterling Hamilton, former officer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended August 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Scott Plantinga	-	-	-	-	-	-	-
Bruce R. Knoblich	-	-	-	-	-	-	-
Anthony Hama	-	-	-	-	-	-	-
Sterling Hamilton, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 11, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:

Common	Scott Plantinga 533 Birch Street Lake Elsinore, CA 92530	1,333,333	3.74%
Common	Bruce R. Knoblich 533 Birch Street Lake Elsinore, CA 92530	6,000,000	16.83%
Common	Pamela J. McKeown 533 Birch Street Lake Elsinore, CA 92530	219,996	0.62%
Common	George Rodriguez 533 Birch Street Lake Elsinore, CA 92530	200,004	0.56%
Common	Anthony Hama 533 Birch Street Lake Elsinore, CA 92530	54,504	0.15%

Common	Total all executive officers and directors	7,807,837	21.91%

	Other 5% Shareholders
	None

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

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

  Through August 31, 2013, we have borrowed the total sum of $289,998 from our former President and CEO, Bruce R. Knoblich. Our obligations regarding this loan are currently memorialized in a Promissory Note dated May 31, 2013. The note bears interest at an annual rate of five percent (5%), with all principal and interest due on or before November 30, 2013.

   Over the past year, we have advanced funds in the total amount of $77,307 to Installing Dealer Supply, Inc., a company owned by Bruce R. Knoblich, our former CEO and our current Chairman and member of the board of directors. These advances have been documented under a Note that bears interest at a rate of 8% and matures in 90 days.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$16,000	$6,300	$0	$0
2012	$5,500	$4,500	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Exclusive License / Royalty Agreement with SP Innovations, Inc.(3)
10.2	Promissory Note issued to Argent Offset, LLC dated February 27, 2013(4)
10.3**	Temporary Forbearance Agreement with Argent Offset, LLC
10.4	Convertible Promissory Note and Security Agreement with Steven J. Caspi(5)
10.5	Marketing / Sales & National Call Center Services Agreement with Global Response Marketing, LLC(6)
10.6	Convertible Promissory Note with Asher Enterprises, Inc. dated March 20, 2013(7)
10.7	Securities Purchase Agreement with Asher Enterprises, Inc. dated March 20, 2013(7)
10.8	Convertible Promissory Note with Asher Enterprises, Inc. dated April 4, 2013(7)
10.9	Securities Purchase Agreement with Asher Enterprises, Inc. dated April 4, 2013(7)
10.10	Convertible Promissory Note with Asher Enterprises, Inc. dated June 3, 2013(7)
10.11	Securities Purchase Agreement with Asher Enterprises, Inc. dated June 3, 2013(7)
10.12	Promissory Note to JMJ Financial(8)
10.13	Amendment to Promissory Note to JMJ Financial(8)
10.14	Promissory Note issued to Bruce R. Knoblich dated May 31, 2013(9)
10.15**	Convertible Promissory Note with Asher Enterprises, Inc. dated August 5, 2013
10.16**	Securities Purchase Agreement with Asher Enterprises, Inc. dated August 5, 2013
10.17**	Promissory Note from Installing Dealer Supply, Inc.
10.18**	Executive Employment Agreement with Scott Plantinga
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed October 26, 2011.

(2) Incorporated by reference to Current Report on Form 8-K filed September 19, 2012.

(3) Incorporated by reference to Current Report on Form 8-K filed November 14, 2012.

(4) Incorporated by reference to Quarterly Report on Form 10-Q filed April 15, 2013.

(5) Incorporated by reference to Current Report on Form 8-K filed December 7, 2012

(6) Incorporated by reference to Current Report on Form 8-K filed January 30, 2013
(7) Incorporated by reference to Current Report on Form 8-K filed June 7, 2013

(8) Incorporated by reference to Current Report on Form 8-K filed June 21, 2013

(9) Incorporated by reference to Quarterly Report of Form 10-Q filed July 15, 2015

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDS SOLAR TECHNOLOGIES, INC.

By:	/s/ Scott Plantinga
Scott Plantinga
Title:	Chief Executive Officer, President and Director
Date:	December 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott Plantinga
Scott Plantinga
Title:	Chief Executive Officer, President and Director
Date:	December 13, 2013

By:	/s/ Bruce R. Knoblich
Bruce R. Knoblich
Title:	Chairman of the Board and Director
Date:	December 13, 2013

By:	/s/ Pamela . McKeown
Pamela J. McKeown
Title:	Chief Financial Officer, Secretary, and Treasurer
Date:	December 13, 2013

By:	/s/ Anthony Hama
Anthony Hama
Title:	Director
Date:	December 13, 2013

