Form 10-K/A
period 2013-08-31
IDS Industries, Inc.
filed 2013-12-19
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

IDS SOLAR TECHNOLOGIES, INC.

By:	/s/ Scott Plantinga
Scott Plantinga
Title:	Chief Executive Officer, President and Director
Date:	December 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Scott Plantinga
Scott Plantinga
Title:	Chief Executive Officer, President and Director
Date:	December 19, 2013

By:	/s/ Bruce R. Knoblich
Bruce R. Knoblich
Title:	Chairman of the Board and Director
Date:	December 19, 2013

By:	/s/ Pamela . McKeown
Pamela J. McKeown
Title:	Chief Financial Officer, Secretary, and Treasurer
Date:	December 19, 2013

By:	/s/ Anthony Hama
Anthony Hama
Title:	Director
Date:	December 19, 2013

