Form 10-Q
period 2013-11-30
IDS Industries, Inc.
filed 2014-01-17
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 38,723,370 common shares as of January 9, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2013 and August 31, 2013
F-2	Statements of Operations for the Three Months ended November 30, 2013 and 2012
F-3	Statements of Cash Flows for the Three Months ended November 30, 2013 and 2012
F-4	Notes to Financial Statements

3

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

BALANCE SHEETS

(Unaudited)

	November 30, 2013	August 31, 2013

ASSETS
Current Assets:
Cash	$—	$1,960
Accounts receivable, net of allowance of $4,950	4,950	4,950
Prepaids and other current assets	49,211	80,196
Inventory	32,682	32,682
Other receivable – related party	38,418	77,307
Interest receivable – related party	5,419	2,612
Total Assets	$130,680	$199,707
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Cash overdraft	$25,918	$12,413
Accounts payable	195,782	159,596
Derivative liability	182,149	148,870
Accrued expenses	—	10,159
Accrued interest	31,482	19,990
Convertible notes payable, net of discount of $97,876 and $93,858, respectively	300,474	265,992
Notes payable – related party	295,348	290,098
Other notes payable	40,555	30,000
Total Current Liabilities	1,071,708	937,118
Total Liabilities	1,071,708	937,118
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.001, 10,000,000 authorized, no shares issued and outstanding	—
Common stock, $.001 par value, 90,000,000 common shares authorized, 34,313,114 and 34,313,114 shares issued and outstanding, respectively	34,313	34,313
Additional paid in capital	639,889	639,889
Accumulated deficit	(1,615,230)	(1,411,613)
Total Stockholders’ Deficit	(941,028)	(737,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$130,680	$199,707

The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	2013	2012
Revenue	$—	$4,000
Cost of revenue	—	17,955
Gross margin	—	(13,955)
Operating expenses:
Professional fees	25,494	35,488
Salaries and wages	85,733	41,985
Marketing and advertising	23,850	—
General and administrative	105,018	52,391
Total operating expenses	240,095	129,864
Loss from operations	(240,095)	(143,819)
Other income and (expense):
Amortization of debt discount	(81,482)	—
Change in fair value of derivative liability	126,960	—
Interest expense	(11,807)	(536)
Interest income	2,807	—
Total other income (expense)	36,478	(536)
Loss before provision for income taxes	(203,617)	(144,355)
Provision for income taxes	—	—
Net Loss	$(203,617)	$(144,355)
Loss per share:
Basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding: basic and diluted	34,313,114	54,622,416

The accompanying notes are an integral part of these financial statements.

 IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(203,617)	$(144,355)
Adjustments to reconcile net loss to net cash used in operations:
Common stock for services		25,000
Deemed dividend		57,147
Change in fair value of derivatives	(126,960)	—
Amortization of discounts	81,482	—
Derivative expense	74,738	—
Change in assets and liabilities:
Increase in accounts receivable	—	(4,000)
Increase in inventory	—	(8,000)
Decrease in prepaids and other current assets	33,485	—
Increase (decrease) in note receivable - related party	38,889	(26,679)
Increase in interest receivable - related party	(2,807)	—
Increase in accounts payable	49,692	43,792
Increase in customer deposits	—	12,500
Increase (decrease) in accrued expenses	1,333	(66,206)
Net cash used in operating activities	(53,765)	(110,801)
Cash flows from investing activities
Property and equipment	—	10,080
Net cash provided by (used) in investing activities	—	10,080
Cash flows from financing activities:
Proceeds from convertible debt	35,000	—
Repayment of shareholder loan	—	(2,100)
Increase in note payable - related party	5,250	51,800
Increase in other notes payable	11,555	21,900
Advances from officers	—	14,298
Net cash provided by financing activities	51,805	85,898
Net increase (decrease) in cash	(1,960)	(14,823)
Cash at beginning of period	1,960	15,140
Cash at end of period	$—	$317
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

 The accompanying notes are an integral part of these financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

IDS Industries, Inc. (“IDS” or the “Company”) is a GIIRS-rated “green” energy company that designs and develops solar and power management technologies and incorporates these into its manufacturing and distribution of solar-based portable power stations and other solar-based products for consumer, business, government, and disaster relief applications. We also offer a line of ‘Stationary” Energy Storage systems for residential application as well as commercial and light industrial applications. Both the stationary and portable solar power generators will be under our Company brand name, Charge! Energy Storage.

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

Effective February 7, 2013, the board of directors approved a one for twelve forward split of the Company’s common stock. All shares throughout these financial statement and Form 10-Q have been retroactively restated to reflect the forward split.

Effective May 29, 2013, the board of directors authorized a change in the name of the company to “IDS Industries, Inc.” The new name reflects the direction and focus of the Company more accurately given the full slate of products in advanced development including the battery management and energy storage fields.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. Operating results for the interim period ended November 30, 2013 are not necessarily indicative of the results that can be expected for the full year. The Company has adopted an August 31 year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2013 and August 31, 2013.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of November 30, 2013 and August 31, 2013.

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

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, prepaids, inventory, accounts payable, accrued liabilities, and notes payable, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of November 30, 2013.

	Level I	Level II	Level III	Fair Value
Derivative liability	$—	$182,149	$—	$182,149

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument. During the year ended August 31, 2013, the Company issued 3,157,750 shares of common stock valued at $467,448 to non-employees. As of November 30, 2013 a total of $428,724 has been expensed, and $38,724 remains in prepaid consulting.

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

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at November 30 and August 31, 2013.

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

NOTE 2 – NOTE RECEIVABLE

On August 15, 2013, the Company executed a Note Receivable for $77,307 for funds that it had advanced to another company owned by the former CEO. The note bears interest at 8% and was to mature in ninety days. During the three months ended November 30, 2013, $38,889 was paid back on this loan. As of November 30, 2013, the note has accrued $5,419 in interest. The repayment terms on this note are currently being renegotiated.

NOTE 3 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following at November 30, 2013:

	November 30, 2013	August 31, 2013
Prepaid consulting	$38,725	$64,824
Unamortized original issue discount	6,850	6,762
Deferred financing costs	3,636	8,610
Total prepaids and other current assets	$49,211	$80,196

NOTE 4 – NOTES PAYABLE

On October 12, 2012, the Company executed a promissory note with Argent Offset, LLC for $20,000. The note bears interest at 18% and was due on or before January 10, 2013. On February 27, 2013, a new convertible promissory note was executed for $33,850. The note bears interest at 18% compounded monthly and is due August 26, 2013. The new note amends and replaces in its entirety the note dated October 12, 2012. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.11. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $18,464. This amount has been recorded as a discount against the outstanding balance of the note. The discount was amortized to interest expense over the life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount for the year ended August 31, 2013 amounted to $18,464. In addition, the note included one warrant giving the holder the right to purchase 50,000 shares of common stock at a price of $0.20 per share for a period of three years. As required by ASC 470-20 the Company valued the warrant and recorded a debt discount to additional paid in capital in the amount of $3,690 based on the discount to market available at the time of issuance. The discount was to be amortized over the life of the loan to interest expense. As of August 31, 2013, $3,690 has been amortized to interest expense. As of November 30, 2013, the note has accrued interest of $4,943. On November 26, 2013, an agreement of temporary forbearance was executed in which for a $1,000 fee the lender agreed to waive any default until December 15, 2013. The repayment terms on this note are currently being renegotiated.

On December 3, 2012, the Company executed a convertible promissory note with Steven J. Caspi (“Caspi”) for $125,000. The note bears interest at 5% and was due on or before November 30, 2013. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $1.25. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $60,000. This amount has been recorded as a discount against the outstanding balance of the note. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $16,455 based on the discount to market available at the time of issuance. The discount is to be amortized over the life of the loan to interest expense. As of November 30, 2013, $16,365 has been amortized to interest expense. As of November 30, 2013, this note is still outstanding and has accrued interest of $6,395. The note is shown net of a debt discount of $419 at November 30, 2013. This note is currently in default with the parties renegotiating the terms of repayment.

On March 20, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of November 30, 2013 this note is still outstanding and has accrued interest of $1,816. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $49,939 based on the Black Scholes Merton pricing model.. As of November 30, 2013, $24,375 of the debt discount has been amortized to interest expense and the derivative liability was revalued at $35,600.

On April 4, 2013, the Company executed a convertible promissory note for $15,500 with an investor. The note bears interest at 8% per annum and is due on or before January 8, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of November 30, 2013 this note is still outstanding and has accrued interest of $815. The Company recorded a debt discount in the amount of $15,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $21,610 based on the Black Scholes Merton pricing model. As of November 30, 2013, $9,455 of the debt discount has been amortized to interest expense and the derivative liability was revalued at $17,286.

On June 3, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before March 5, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of November 30, 2013 this note is still outstanding and has accrued interest of $1,282.

On June 12, 2013, the Company executed a promissory note for $15,000. The loan was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. Subsequent to November 30, 2013, the loan was extended with no specific terms of repayment.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder. The note bears interest at 10% and was due within ninety days. As of November 30, 2013 this note is still outstanding and has become past due. Accrued interest as of November 30, 2013 is $686. On October 15, 2013 the shareholder loaned the Company and additional $8,755. Accrued interest on this loan as of November 30, 2013 is $108.

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

On August 5, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before May 7, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of November 30, 2013 this note is still outstanding and has accrued interest of $841.

The Company received its first payment from JMJ towards the loan of $55,000 on June 19, 2013. The Company recorded a debt discount in the amount of $60,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $75,507 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 134% volatility and a one year term to maturity.

As of November 30, 2013, $27,349 of the discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $52,576 resulting in a gain on the change in fair value of the derivative. Accrued interest totaled $1,790 due to a onetime 12% interest charge incurred if the loan was not repaid within ninety days. The note is shown net of a debt discount of $33,151 at November 30, 2013.

The Company received its second payment from JMJ towards the loan of $25,000 on August 14, 2013. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,569 based on the Black Scholes Merton pricing model using the following attributes: .12% risk free rate, 144% volatility and a one year term to maturity.

As of November 30, 2013, $8,212 of the discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $23,771 resulting in a gain on the change in fair value of the derivative. Accrued interest totaled $814 due to a onetime 12% interest charge incurred if the loan was not repaid within ninety days. The note is shown net of a debt discount of $19,288 at November 30, 2013.

The Company received its third payment from JMJ towards the loan of $25,000 on September 30, 2013. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $70,390 based on the Black Scholes Merton pricing model using the following attributes: .10% risk free rate, 261% volatility and a one year term to maturity.

As of November 30, 2013, $4,596 of the discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $37,947 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $22,904 at November 30, 2013.

On September 16, 2013, the Company executed a convertible promissory note for $10,000 with Robert Hendrickson. The note bears interest at 10% per annum and is due on or before September 15, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 49% discount to the VWAP price for the ten trading days prior to conversion. The Company recorded a debt discount in the amount of $10,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $18,300 based on the Black Scholes Merton pricing model. As of November 30, 2013, $2,055 of the debt discount has been amortized to interest expense and the derivative liability was revalued at $14,698. The note is shown net of a debt discount of $2,055 at November 30, 2013.

A summary of the status of the Company’s debt discounts, derivative liabilities and original issue discounts, and changes during the periods is presented below:

Debt Discount	August 31, 2013	Additions	Amortization	November 30, 2013
Asher – 3/20/13	—	32,500	(24,374)	8,126
Asher – 4/4/13	—	15,500	(9,455)	6,045
Caspi	$19,480	$—	$(19,061)	$419
Hendrickson – 9/16/13	—	10,000	(2,055)	7,945
JMJ – 6/19/13	48,234	—	(15,084)	33,150
JMJ – 8/14/13	26,144	—	(6,856)	19,288
JMJ – 9/30/13	—	27,500	(4,596)	22,904
	$93,858	$85,500	$(81,481)	$97,876

Derivative Liabilities	August 31, 2013	Initial Valuation	Revaluation on 11/30/2013	Change in fair value of Derivative
Asher – 3/20/13	—	49,939	35,600	(14,339)
Asher – 4/4/13	—	21,610	17,286	(4,324)
Hendrickson – 9/16/13	—	18,300	14,968	(3,332)
JMJ – 6/19/13	$102,245	$—	$52,576	$(49,669)
JMJ – 8/14/13	46,625	—	23,771	(22,854)
JMJ – 9/30/13	—	70,390	37,948	(32,442)
	$148,870	$160,239	$182,149	$(126,960)

Original Issue Discount	August 31, 2013	Additions	Amortization	November 30, 2013
JMJ – 6/19/13	$4,385	$—	$(1,371)	$3,014
JMJ – 8/14/13	2,377	—	(623)	1,754
JMJ – 9/30/13	—	2,500	(418)	2,082
	$6,762	$2,500	$(2,412)	$6,850

NOTE 5 – STOCK WARRANTS

A summary of the status of the Company’s outstanding stock and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, August 31, 2013	65,625	$0.63	$0.23

Issued	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding, November 30, 2013	65,625	$0.63	$0.23

Exercisable, November 30, 2013	65,625	$0.63	$0.23

Range of Exercise Prices	Number Outstanding at 11/30/13	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.20 - $2.00	65,625	2.7 years	$0.63

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 8, 2013, the Company issued 99,996 shares of common stock to its CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

Notes Payable

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998. The note bears interest at 5% and was due November 30, 2013. As of November 30, 2013 the due date on the note was extended to February 28, 2014. Total accrued interest on the note is $11,184.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder. The note bears interest at 10% and was due within ninety days. As of November 30, 2013 this note is still outstanding and is now past due. Accrued interest as of November 30, 2013 is $686. On October 15, 2013 the shareholder loaned the Company and additional $8,755. Accrued interest on this loan as of November 30, 2013 is $108.

During the three months ended November 30, 2013, shareholders advanced the Company $5,300. The loan accrues interest at 8% per annum and is due on demand.

NOTE 7 - GOING CONCERN

As of November 30, 2013, the Company has a working capital deficit of $941,028, limited revenue and an accumulated deficit of $1,615,230. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to November 30, 2013, the Company sold 1,333,333 shares of common stock to its CEO for cash proceeds of $20,000.

Subsequent to November 30, 2013, the Company converted $12,500 of the amount due to Asher Enterprises into 3,076,923 shares of common stock.

Effective December 1, 2013, Pamela McKeown resigned as our Chief Financial Officer. Going forward, our current President and CEO, Scott Plantinga, will also serve as our Chief Financial Officer. Ms. McKeown will continue to serve the company as Controller.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent November 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Our business focuses on the design and development of solar and power management technologies. We incorporate these technologies into the manufacturing and distribution of solar-based portable power stations and devices. We also offer a line of ‘Stationary” Energy Storage systems that will be adapted for residential solar applications.

We completed our due diligence on the option to acquire our long standing supplier, Installing Dealer Supply. We have decided to discontinue the pursuit of this as an option at this time. Going forward, we plan to market our products under the brand name Charge! Energy Storage. Our image is a renewable driven product developer creating energy storage solutions for portable, mobile and stationary applications for every American household. Our industry changing technology will be our lead in to expanding into Stationary Energy Storage for residential, commercial and light industrial based on the development of a patent-pending integrated battery management and control system. We believe this development will allow Charge! Energy Storage customers the ability to optimize electric utility savings through the use of power storage systems based on lithium iron based chemistries.

Randy Sindelar, our Vice President of Research and Development, continues to advance our Lithium Iron phosphate and advanced battery management system technologies.

We have continued to develop a sales and distribution network through contracted dealers, energy system integrators, and OEMs nationwide to support our planned sales growth vertically and horizontally as our new Lithium Iron chemistry based units emerge.

Products

Each product model features our innovative storage and charge design, with the overall product line marketed as the economical, sturdy and reliable choice for portable solar energy as part of an emergency/disaster preparedness plan or for those seeking an off-grid, odorless, noiseless and non-flammable safer source of power.

Production on the Solar Survivor was placed on hold to focus on the re-tool to switch from the old technology of Lead Acid to our newly developed Lithium Iron product suite.

Our new generation of products has been redesigned to feature a customized metallic case with two inline wheels and telescoping handle that provide users extra easy mobility. It is powered by a 60A Lithium Iron battery and utilizes our own in-house developed, patent-pending Battery Management System (BMS) technology.

Our next product, planned for release in the second quarter of calendar 2014, will initiate a supplier partnership and launch a private labeled product under the Charge! Energy Storage branding. It will be an established, award winning product embraced by government agencies that will be modified to suit our market application program. The new product will be a premier model that has a customized Pelican Rescue resin case with telescoping handles and two inline wheels featuring four receptacle outlets with AC or DC power capabilities which is capable of charging from solar, AC wall or 12V DC vehicle outlet. The power supply is offered in two different sizes of 1.25KWh or 2.5KWh of storage via a maintenance-free Lithium Iron battery system. It includes four AC receptacles and digital read out on battery system status / performance.

Suppliers and Manufacturers

Our exciting Private Label program has an established MOU with this domestic supplier however we are withholding any further information until a contract is completed.

IDS Industries has entered into an agreement utilizing the efforts of Cross Click Media Inc., a twenty seat call center to begin to promote the solar generator product suite coming from Charge! Energy Storage. The call center will be able to create specific portable product sales opportunities.

The IDS Industries patent pending Battery Management System technology (referenced as project Eclipse) is now completing the development stage and is going in to a bank of performance testing. Simultaneously, it is being quoted from multiple potential suppliers.

Expansion and Development Plan

Our portable products will be marketed through our developed distributor channels nationwide. Our strategy includes initially building an independent dealer base throughout the U.S. for which we already have over thirty-five dealers signed up.

This will be augmented with the recent partnership of a call center focused on targeted niche markets that we believe will be readily receptive to our product line, including the off-road vehicle community and hiking, RV, camping, boating and other recreational activities where a clean, quiet and portable electrical energy supply is needed in a remote or off-grid location. Other potential marketplaces include first responders and others that provide disaster relief or emergency services. Many consumers and businesses cannot utilize fossil-fuel based solutions. With our product line, they will have a choice for safe and “green” electricity from solar power generation.

Results of Operations for the Three Months ended November 30, 2013 compared to the Three Months Ended November 30, 2012.

Revenue

During the three months ended November 30, 2013, revenue was $0 compared to $4,000 for the three months ended November 30, 2012. There were no sales in the current quarter because we discontinued production of lead acid products. As a renewable focused-company it became apparent that lead acid technology did not align with our company mission. More compelling was that lead acid performance was inferior and not robust enough to support our requirements for portable generators. This also allowed us to focus all resources on expediting the transformation to Lithium Iron technologies.

Operating Expenses

Professional fees for the three months ended November 30, 2013 were $25,494, as compared to $35,488 for the three months ended November 30, 2012, a decrease of $9,994 or 28%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The decrease in the current period is attributed to a decrease in legal fees that were incurred.

Salaries and wage expense for the three months ended November 30, 2013 increased $43,748 or 104% to $85,733, as compared to $41,985 for the prior comparable period.  The increase in the current period is attributed to the hiring of management personnel.

Marketing and advertising expense for the three months ended November 30, 2013 was $23,850, as compared to $0 for the three months ended November 30, 2012. The increase is in conjunction with marketing our new products.

General and administrative expense for the three months ended November 30, 2013 increased $52,627 or 101% to $105,018, as compared to $52,391 for the prior comparable period.  The increase in the current period can largely be attributed to derivative expense that was incurred for the issuance of convertible debt.

Overall there was a $815,952 decrease in operating expenses from September 30, 2012 to September 30, 2013.

Other income and expense

During the three months ended November 30, 2013 we incurred $81,482 of expense for amortization of debt discount and had a gain on the change in fair value of our derivative liability, neither of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. We also had an increase in interest expense of $11,271 to $11,807 from $536 in the prior period and had an increase interest income of $2,807.

Net Loss

Overall we recorded a net loss of $203,617 for the three months ended November 30, 2013, as compared to a net loss of $144,355 for the three months ended November 30, 2012, an increase of $59,262.

As we go forward with the development of our portable solar generator business during the current fiscal year, we expect that our operating expenses will continue to increase and that we will also begin to generate increasing revenues from the sale of our products.

Liquidity and Capital Resources

As of November 30, 2013, we had an accumulated deficit of $1,615,230 and a working capital deficit of $941,028. For the three months ended November 30, 2013, net cash used in operating activities was $53,765 and we received $51,805 from financing activities.

We have received short term loan financing to fund operations under various promissory notes. Our promissory note obligations currently issued and outstanding are as follows:

Through May 31, 2013, we have borrowed the total sum of $289,997.72 from our President and CEO, Bruce R. Knoblich. Our obligations regarding this loan are currently memorialized in a Promissory Note dated May 31, 2013. The note bears interest at an annual rate of five percent (5%), with all principal and interest due on or before November 30, 2013.

We owe the principle sum of $33,850 to Argent Offset, LLC. The note bears interest at 18% and was due on or before August 26, 2013. As of November 30, 2013, the note has accrued interest of $4,943. On November 26, 2013, an agreement of temporary forbearance was executed in which for a $1,000 fee the lender agreed to waive any default until December 15, 2013. This note is currently in default.

We owe the principal sum of $125,000 to Steven J. Caspi under the terms of a Convertible Promissory Note and Security Agreement (the “Note”) issued November 19, 2012. The Note bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2013. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $1.25 per share. As of November 30, 2013, this note is still outstanding and has accrued interest of $6,395. This note is currently in default with the parties renegotiating the terms of repayment.

We have received financing under a series of Convertible Promissory Notes (the “Notes”) issued to Asher Enterprises, Inc. (“Asher”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine months from the respective dates of issue. The Notes may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Note is 51% of the Market Price of our common stock on the conversion dates. For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 30 trading days immediately preceding the conversion dates. As of November 30, 2013, the total principle and interest due under these notes is $113,000 and $4,755, respectively.

On June 19, 2013, we entered into a Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000, with an original issue discount of ten percent (10%). Upon closing, JMJ will loan us the sum of $55,000 under the Note, with any additional advances up to the total principal sum to be made in the future and at the sole discretion of JMJ. All unpaid principal and interest due under the Note must be paid within one (1) year of the effective date of each advance made by JMJ under the Note. As of November 30, 2013, the total principle and interest due under this notes is $115,500 and $3,155, respectively.

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

Going Concern

As discussed in the notes to our financial statements, we have minimal revenue and an accumulated deficit of $1,615,230.   This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity and debt financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2013, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2013.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective December 1, 2013, Pamela McKeown resigned as our Chief Financial Officer. Going forward, our current President and CEO, Scott Plantinga, will also serve as our Chief Financial Officer. Ms. McKeown will continue to serve the company as Controller.

 Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL)

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDS Solar Technologies, Inc.

Date:	January 16, 2014

By:	/s/ Scott Plantinga
Scott Plantinga
Title:	Chief Executive Officer and Chief Financial Officer

