Form 10-Q
period 2014-02-28
IDS Industries, Inc.
filed 2014-04-21
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014

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

(714) 733-1412
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,051,393 common shares as of April 15, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

2

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of February 28, 2014 and August 31, 2013 (unaudited)
F-2	Consolidated Statements of Operations for the Three and Six Months ended February 28, 2014 and 2013 (unaudited)
F-3	Consolidated Statements of Cash Flows for the Six Months ended February 28, 2014 and 2013 (unaudited)
F-4	Notes to Consolidated Financial Statements (unaudited)

3

IDS INDUSTRIES, INC.
(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2014	August 31, 2013
ASSETS
Current Assets:
Cash	$1,549	$1,960
Accounts receivable, net of allowance of $4,950	8,324	4,950
Prepaid expenses and other current assets	47,169	80,196
Inventory	32,682	32,682
Other receivable, related party	37,543	77,307
Interest receivable, related party	6,172	2,612
Total Assets	$133,439	$199,707
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Cash overdraft	$—	$12,413
Accounts payable	189,700	159,596
Derivative liability	931,220	148,870
Accrued compensation	89,351	—
Accrued expenses	14,442	10,159
Accrued interest	41,189	19,990
Convertible notes payable, net of discount of $119,381 and $93,858, respectively	229,799	265,992
Notes payable – related party	290,748	290,098
Other notes payable	84,855	30,000
Total Current Liabilities	1,871,304	937,118
Total Liabilities	1,871,304	937,118
STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.001, 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 90,000,000 common shares authorized, 67,730,224 and 34,313,114 shares issued and outstanding, respectively	67,730	34,313
Additional paid in capital	923,656	639,889
Deferred stock compensation	(54,565)	—
Accumulated deficit	(2,674,686)	(1,411,613)
Total Stockholders’ Deficit	(1,737,865)	(737,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$133,439	$199,707

The accompanying notes are an integral part of these consolidated financial statements.

IDS INDUSTRIES, INC.
(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28,		For the Six Months Ended February 28,
	2014	2013	2014	2013
Revenue	$3,374	$12,830	$3,374	$16,830
Cost of revenue	—	19,424	—	37,379
Gross margin	3,374	(6,594)	3,374	(20,549)
Operating expenses:
Professional fees	20,089	43,651	45,583	79,049
Stock-based compensation expense	124,060	—	124,060	—
Salaries and wages	109,554	65,619	195,287	107,604
Marketing and advertising	20,767	—	44,617	—
General and administrative	7,002	444,450	37,281	496,841
Total operating expenses	281,472	553,630	446,828	683,494
Loss from operations	(278,098)	(560,224)	(443,454)	(704,043)
Other income and (expense):
Interest expense	(24,205)	(5,332)	(36,102)	(5,868)
Amortization of debt discount	(99,264)	—	(180,746)	—
Change in fair value of derivative liability	(476,402)	—	(349,352)	—
Derivative expense	(163,669)	—	(238,408)	—
Loss on extinguishment of debt	(18,571)	—	(18,571)	—
Interest income	753	—	3,560	—
Total other income (expense)	(781,358)	(5,332)	(819,619)	(5,868)
Loss before provision for income taxes	(1,059,456)	(565,556)	(1,263,073)	(709,911)
Provision for income taxes	—	—	—	—
Net Loss	$(1,059,456)	$(565,556)	$(1,263,073)	$(709,911)
Loss per share:
Basic	$(0.02)	$(0.05)	$(0.03)	$(0.09)
Weighted average shares outstanding: basic	47,395,249	11,460,593	40,818,043	7,987,145

The accompanying notes are an integral part of these consolidated financial statements.

IDS INDUSTRIES, INC.
(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended February 28,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,263,073)	$(709,911)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	124,060	416,000
Deemed dividend	—	51,621
Treasury stock	—	20,351
Change in fair value of derivatives	349,352	—
Loss on conversion of debt	18,571	—
Amortization of debt discount	180,746	—
Derivative expense	238,408	—
Change in assets and liabilities:
Increase in accounts receivable	(3,374)	—
Increase in inventory	—	(31,269)
(Increase) / decrease in prepaid expenses and other current assets	25,712	(96,667)
Increase in interest receivable - related party	(3,560)	—
Increase in accounts payable	17,691	135,906
Increase in customer deposits	—	1,075
Increase (decrease) in accrued expenses	127,277	(64,021)
Net cash used in operating activities	(188,190)	(276,915)
Cash flows from investing activities
Increase / (decrease) in note receivable – related party	39,764	(81,906)
Property and equipment	—	10,080
Net cash provided by (used) in investing activities	39,764	(71,826)
Cash flows from financing activities:
Proceeds from convertible debt	105,000	—
Payments on convertible debt	(2,500)	—
Loan / repayment of shareholder loan	—	(2,100)
Increase in note payable – related party	650	183,598
Increase in other notes payable	24,855	147,117
Proceeds from the sale of common stock	20,000	5,998
Net cash provided by financing activities	148,005	334,613
Net increase (decrease) in cash	(411)	(14,128)
Cash at beginning of period	1,960	15,140
Cash at end of period	$1,549	$1,012
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Non-Cash Investing and Financing Information:
Common stock issued for conversion of debt	$103,415	$—
Issuance of common stock warrants in connection with debt	$11,763	$—

 The accompanying notes are an integral part of these consolidated financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

IDS Industries, Inc. (“IDS” or the “Company”) is a GIIRS-rated “green” energy company that designs and develops solar and power management technologies and incorporates these into its manufacturing and distribution of solar-based portable power stations and other solar-based products for consumer, business, government, and disaster relief applications. We also offer a line of ‘Stationary” Energy Storage systems for residential application, commercial and light industrial applications. Both the stationary and portable solar power generators will be under our Company brand name, Charge! Energy Storage.

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

On February 6, 2014, the board of directors approved the launch of Propel Management Group, Inc. a new wholly owned subsidiary. The core competency of this consulting service includes developing and implementing Program Management in product development, service industry, distribution and logistics. The addition of PMG has already proven to translate in-house core competencies in to additional revenue stream opportunities for IDS Industries.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the six months ended February 28, 2014 are not necessarily indicative of the results for the full fiscal year. For further information refer to the financial statements and notes included in the Company’s Form 10-K for the year ended August 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of IDS Industries, Inc. and its wholly-owned subsidiary Propel Management Group, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of February 28, 2014 and August 31, 2013.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There were no such common stock equivalents outstanding as of February 28, 2014 and 2013.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of February 28, 2014.

	Level I	Level II	Level III	Total
Derivative liability	$—	$931,220	$—	$931,220

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument. During the year ended August 31, 2013, the Company issued 3,157,750 shares of common stock valued at $467,448 to non-employees. As of February 28, 2014 a total of $452,258 has been expensed, and $15,190 remains in deferred stock compensation expense. During the six months ended February 28, 2014, the Company issued 3,770,000 shares of common stock valued at $44,585 to non-employees. As of February 28, 2014 a total of $5,210 has been expensed, and $39,375 remains in deferred stock compensation expense.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. There has been no stock-based compensation issued to employees. During the six months ended February 28, 2014, the Company issued 6,500,000 shares of common stock valued at $81,250 to its CEO.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at February 28, 2014 and August 31, 2013.

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

NOTE 2 – NOTE RECEIVABLE

On August 15, 2013, the Company executed a Note Receivable for $77,307 for funds that it had advanced to another company owned by the former CEO. The note bears interest at 8% and was to mature in ninety days. During the six months ended February 28, 2014, $39,764 was paid back on this loan. As of February 28, 2014, the note has accrued $6,172 in interest. The repayment terms on this note are currently being renegotiated.

NOTE 3 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at:

	February 28, 2014	August 31, 2013
Prepaid consulting	$—	$64,824
Unamortized original issue discount	9,216	6,762
Deferred financing costs	37,953	8,610
Total prepaid expenses and other current assets	$47,169	$80,196

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On October 12, 2012, the Company executed a promissory note with Argent Offset, LLC for $20,000. The note bears interest at 18% and was due on or before January 10, 2013. On February 27, 2013, a new convertible promissory note was executed for $33,850. The note bears interest at 18% compounded monthly and is due August 26, 2013. The new note amends and replaces in its entirety the note dated October 12, 2012. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.11. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $18,464. This amount has been recorded as a discount against the outstanding balance of the note. The discount was amortized to interest expense over the life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount for the year ended August 31, 2013 amounted to $18,464. In addition, the note included one warrant giving the holder the right to purchase 50,000 shares of common stock at a price of $0.20 per share for a period of three years. As required by ASC 470-20 the Company valued the warrant and recorded a debt discount to additional paid in capital in the amount of $3,690 based on the discount to market available at the time of issuance. The discount was to be amortized over the life of the loan to interest expense. As of August 31, 2013, $3,690 has been amortized to interest expense. On November 26, 2013, an agreement of temporary forbearance was executed in which for a $1,000 fee the lender agreed to waive any default until December 15, 2013. On January 10, 2014, another agreement of temporary forbearance was executed in which for a $500 fee the lender agreed to waive any default until March 20, 2014. On February 24, 2014, $2,500 was repaid on the note and on February 20, 2014, $20,000 of the principal was converted into 2,857,143 shares of common stock at $.007 per share which resulted in a loss on conversion of debt of $18,571. As of On February 28, 2014, the note has accrued interest of $6,220. Subsequent to February 28, 2014 the remaining principal and interest was converted to common stock in full satisfaction of the debt.

On December 3, 2012, the Company executed a convertible promissory note with Steven J. Caspi (“Caspi”) for $125,000. The note bears interest at 5% and was due on or before November 30, 2013. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $1.25. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $60,000. This amount has been recorded as a discount against the outstanding balance of the note. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $16,455 based on the discount to market available at the time of issuance. The discount is to be amortized over the life of the loan to interest expense. As of February 28, 2014, $16,455 has been amortized to interest expense. As February 28, 2014, this note is still outstanding and has accrued interest of $8,044. This note is currently in default with the parties renegotiating the terms of repayment.

On March 20, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $49,939 based on the Black Scholes Merton pricing model. During the six months ended February 28, 2014, the total principal of $32,500 and accrued interest of $1,300 was converted into 6,143,590 shares of common stock. As a result of the conversion $8,125 of the remaining debt discount was expensed and the company recognized a gain on derivative liability of $35,600.

On April 4, 2013, the Company executed a convertible promissory note for $15,500 with an investor. The note bears interest at 8% per annum and is due on or before January 8, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $15,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $21,610 based on the Black Scholes Merton pricing model. During the six months ended February 28, 2014, the total principal of $15,500 and accrued interest of $620 was converted into 3,526,087 shares of common stock. As a result of the conversion $6,045 of the remaining debt discount was expensed and the Company recognized a gain on derivative liability of $17,286.

On June 3, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before March 5, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $34,945 based on the Black Scholes Merton pricing model. On February 25, 2014, principal of $14,200 was converted into 3,086,957 shares of common stock. As of February 28, 2014, $29,635 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $78,028 resulting in a gain on the change in fair value of the derivative. $18,300 of this note is still outstanding and has accrued interest of $1,923.

On June 19, 2013, the Company executed a Convertible Promissory Note (the “note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which is made at the sole discretion of JMJ. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 40% discount to the lowest trade price in the twenty five trading days prior to conversion.

The Company received its first payment from JMJ towards the loan of $55,000 on June 19, 2013. The Company recorded a debt discount in the amount of $60,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $75,507 based on the Black Scholes Merton pricing model using the following attributes: ..13% risk free rate, 134% volatility and a one year term to maturity. During the six months ended February 28, 2014, principal of $11,351 and accrued interest of $7,944 was converted into 4,200,000 shares of common stock. As a result of the conversion $3,452 of the debt discount was accelerated and expensed. As of February 28, 2014; $45,885 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $241,878 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $14,615 at February 28, 2014.

On August 5, 2013, the Company executed a convertible promissory note for $32,500 with an investor. The note bears interest at 8% per annum and is due on or before May 7, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. As of February 28, 2014 this note is still outstanding and has accrued interest of $1,482.

The Company received its second payment from JMJ towards the loan of $25,000 on August 14, 2013. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,569 based on the Black Scholes Merton pricing model using the following attributes: ..12% risk free rate, 144% volatility and a one year term to maturity. As of February 28, 2014; $15,068 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $137,189 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $12,432 at February 28, 2014 and has accrued interest of $3,611.

On September 16, 2013, the Company executed a convertible promissory note for $10,000 with Robert Hendrickson. The note bears interest at 10% per annum and is due on or before September 15, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 49% discount to the VWAP price for the ten trading days prior to conversion. The Company recorded a debt discount in the amount of $10,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $18,300 based on the Black Scholes Merton pricing model. As of February 28, 2014, $4,521 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $25,266 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $5,479 at February 28, 2014. On March 10, 2014, the original note of $10,000 plus a $1,000 OID was purchased by GCEF Opportunity Fund, LLC.

The Company received its third payment from JMJ towards the loan of $25,000 on September 30, 2013. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $70,390 based on the Black Scholes Merton pricing model using the following attributes: ..10% risk free rate, 261% volatility and a one year term to maturity. . As of February 28, 2014; $11,452 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $138,639 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $16,048 at February 28, 2014 and has accrued interest of $3,611.

On January 22, 2014, we obtained short term financing from Finiks Capital, LLC under a Promissory Note in the amount of $100,000 (the “Note”). The Note features an original issue discount of ten percent (10%) and has a face amount of $100,000. We will initially receive $20,000 from the Lender and will receive additional funds at the Lender’s sole discretion. The Note accrues no interest if the principal sum due is repaid within ninety days. The Note incurs interest one time at a rate of ten percent (10%) on the principal sum due, with all principal and interest due in full on the maturity date of one hundred eighty days from the date of issue. At any time, the Note may be converted, in whole or in part at the option of the holder, at a price per share of fifty-one percent (51%) of the average of the three lowest bid side prices in the ten trading days previous to the conversion. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $34,965 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 134% volatility and a six month term to maturity. As of February 28, 2014, $4,644 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $85,201 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of 17,356 at February 28, 2014.

On February 4, 2014, we obtained short term financing from GCEF Opportunity Fund, LLC under a Promissory Note in the amount of $33,000. The Note features an original issue discount of ten percent (10%) and we will therefore receive $30,000 in actual funding. The Note is due within forty-five days, with an additional fifteen day grace period. As an additional loan fee, we have agreed to issue the Lender 2,000,000 shares of our common stock. These shares were valued at $0.0188, the closing market price on the day of issuance for total non cash expense of $37,600. If the Note is not repaid by the maturity date, it shall be converted into 3,465,000 shares of our common stock, representing conversion of the principal, the original issue discount, and an interest at the rate of fifteen percent (15%) into common stock at a price of $0.01 per share.

On February 26, 2014, The Company received an additional $20,000 from Finiks Capital. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $47,295 based on the Black Scholes Merton pricing model using the following attributes: .08% risk free rate, 212% volatility and a six month term to maturity. As of February 28, 2014, $244 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $86,750 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $21,756 at February 28, 2014.

A summary of the status of the Company’s debt discounts, derivative liabilities and original issue discounts, and changes during the periods is presented below:

Debt Discount	August 31, 2013	Additions	Amortization	February 28, 2014
Asher – 3/20/13	$—	$32,500	(32,500)	$—
Asher – 4/4/13	—	15,500	(15,500)	—
Asher – 6/3/13	—	32,500	(29,635)	2,865
Asher – 8/5/13	—	32,500	(9,100)	23,400
Caspi	19,480	—	(19,480)	—
Finiks – 1/21/14	—	22,000	(4,644)	17,356
Finiks – 2/26/14	—	22,000	(244)	21,756
GCEF Oppurtunity	—	11,769	(6,338)	5,431
Hendrickson – 9/16/13	—	10,000	(4,521)	5,479
JMJ – 6/19/13	48,234	—	(33,620)	14,614
JMJ – 8/14/13	26,144	—	(13,712)	12,432
JMJ – 9/30/13	—	27,500	(11,452)	16,048
	$93,858	$206,269	$(180,746)	$119,381

Derivative Liabilities	August 31, 2013	Initial Valuation	Revaluation on 2/28/14	Change in fair value of Derivative
Asher – 3/20/13	$—	$49,939	$—	$(49,939)
Asher – 4/4/13	—	21,610	—	(21,610)
Asher – 6/3/13	—	34,945	78,028	43,083
Asher – 8/5/13	—	155,554	138,269	(17,285)
Finiks – 2/26/14	—	47,295	86,750	39,455
Finiks – 1/21/14	—	34,965	85,201	50,236
Hendrickson – 9/16/13	—	18,300	25,266	6,966
JMJ – 6/19/13	102,245	—	241,878	139,633
JMJ – 8/14/13	46,625	—	137,189	90,564
JMJ – 9/30/13	—	70,390	138,639	68,249
	$148,870	$432,998	$931,220	$349,352

Original Issue Discount	August 31, 2013	Additions	Amortization	February 28, 2014
Finiks – 1/21/14	—	2,000	(422)	1,578
Finiks – 2/26/14	—	2,000	(22)	1,978
GCEF Opportunity	—	3,000	(1,600)	1,400
JMJ – 6/19/13	$4,385	$—	$(2,727)	$1,658
JMJ – 8/14/13	2,377	—	(1,240)	1,137
JMJ – 9/30/13	—	2,500	(1,034)	1,466
	$6,762	$9,500	$(7,045)	$9,217

NOTE 5 – NOTES PAYABLE

On June 12, 2013, the Company executed a promissory note for $15,000. The loan was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. Subsequent to February 28, 2014, the loan was extended with no specific terms of repayment.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder . The note bears interest at 10% and was due within ninety days. As of February 28, 2014 this note is still outstanding, is now past due and has accrued interest is $1,056. On October 15, 2013 the shareholder loaned the Company an additional $8,755. Accrued interest on this loan as of February 28, 2014 is $324.

As of February 28, 2014, the Company owed various shareholders $14,100  for advances made to cover certain operating costs. The loans accrue interest at 8% per annum and are due on demand.

NOTE 6 – STOCK WARRANTS

Pursuant to the terms and conditions of the convertible promissory note dated February 27, 2013, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock. The aggregate fair value of the warrants totaled $2,044 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.20, 1.30% risk free rate, 64% volatility and expected life of the warrants of 3 years.

Pursuant to the terms and conditions of the convertible promissory note dated November 30, 2012, the Company issued a warrant to purchase 15,625 shares of the Company’s common stock. The aggregate fair value of the warrants totaled $16,455 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $2.00, .63% risk free rate, 85.9% volatility and expected life of the warrants of 5 years.

Pursuant to the terms and conditions of the convertible promissory note dated February 4, 2014, the Company issued a warrant to purchase 1,000,000 shares of the Company’s common stock. The aggregate fair value of the warrants totaled $11,769 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.02, 1.46% risk free rate, 197.6% volatility and expected life of the warrants of 5 years.

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, August 31, 2013	65,625	$0.06	$0.03
Issued	1,000,000	—	0.018
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, February 28, 2014	1,065,625	$0.06	$0.03
Exercisable, February 28, 2014	1,065,625	$0.06	$0.03

Range of Exercise Prices	Number Outstanding at 2/28/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.20 - $2.00	1,065,625	5.6 years	$0.06

NOTE 7 – COMMON STOCK TRANSACTIONS

On May 8, 2013, the Company issued 99,996 shares of common stock to its former CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

On December 10, 2013, the company sold 1,333,333 shares of common stock to its CEO for total cash proceeds of $20,000.

On December 20, 2014, the Company issued a total of 2,857,143 shares of common stock to Argent Offset, LLC. in conversion of $20,000, (see Note 4).

On February 7, 2014, Company issued 6,500,000 shares of common stock to its CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.0125, for a total expense of $81,250.

During the six months ended February 28, 2014, the Company issued a total of 12,756,637 shares of common stock to Asher Enterprises, Inc. in conversion of total principal and interest of $64,120 (see Note 4).

During the six months ended February 28, 2014, the Company issued a total of 4,200,000 shares of common stock to JMJ Financial in conversion of total principal and interest of $19,295 (see Note 4).

During the six months ended February 28, 2014, the Company issued a total of 5,770,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance, for a total expense of $42,810.

NOTE8 - RELATED PARTY TRANSACTIONS

On May 8, 2013, the Company issued 99,996 shares of common stock to its former CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

On December 10, 2013, the company sold 1,333,333 shares of common stock to its CEO for total cash proceeds of $20,000.

On February 7, 2014, Company issued 6,500,000 shares of common stock to its CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.0125, for a total expense of $81,250.

Notes Payable

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998. The note bears interest at 5% and was due November 30, 2013. As of February 28, 2014 the due date on the note was extended with no specific terms. Total accrued interest on the note is $14,757.

NOTE 9 – SIGNIFICANT EVENTS

On February 6, 2014, our newly-formed subsidiary, Propel Management Group, Inc., entered into a Master Services Agreement (the “Agreement”) with Californians for Marijuana Legalization and Control (CMLC). Under the Agreement, we will be responsible for overseeing a fundraising effort through telemarketing, e-mail and online to support passage in California of the proposed Marijuana Control, Legalization, and Revenue Act of 2014. In addition, we shall coordinate the gathering of signatures for petitions to place the proposed Act on the ballot in California. We are to be compensated at a rate of $2.75 per petition signature gathered before March 24, 2014 and $3.75 per signature gathered thereafter. In addition, we shall be compensated at a rate of 80% of all contributions generated up to $100,000, 60% of the second $100,000 in contributions, and 43% of contributions generated thereafter. The Agreement sets targets of $2,000,000 in gross fundraising by April 1, 2014 and an additional $18,000,000 in gross fundraising by November 3, 2014. In addition, the Agreement sets a target of 800,000 signatures by April 24, 2014 to qualify the proposed Act for the California ballot in November. The Agreement contains various additional terms and covenants and should be reviewed in its entirety for additional information.

NOTE 10 - GOING CONCERN

As of February 28, 2014, the Company has a working capital deficit of $1,737,865, limited revenue and an accumulated deficit of $2,674,686. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

Effective February 28, 2014, Anthony Hama resigned as a member of the board of directors.

Subsequent to February 28, 2014, the Company received $73,000 for the issuance of an 8% Convertible Promissory Note for additional funding from Asher Enterprises.

Subsequent to February 28, 2014, the Company received $53,000 for the issuance of an 8% Convertible Promissory Note for additional funding from Asher Enterprises.

Subsequent to February 28, 2014, the Company issued 11,091,377 shares of common stock to Asher Enterprises, Inc. in conversion of $53,400 of debt.

Subsequent to February 28, 2014, the Company issued 14,229,792 shares of common stock to other various creditors in conversion of $79,313 of debt.

On March 10, 2014, the Company formed Charge! Energy Storage, Inc. a new wholly owned subsidiary.

Effective March 31, 2014, Bruce Knoblich resigned as Chairman of the board of directors.

On March 31, Propel Management Group (PMG) contracted with Aja Cannafacturing (AJA), along with Black and LoBello, a highly respected and nationally renowned law firm, to develop and launch of one of the first licensed medical marijuana processors in the state of Nevada. Upon the successful licensing and launch of the facility, AJA will become a subsidiary of IDST as a term of the contract. With the signing of this Agreement, PMG has discontinued in pursuing the acquisition of MiCannaLabs.com which was publicly announced on March 11, 2014. Due to legal technicalities, principals of any cannabis or hemp testing facility must not have any interest in any growing and manufacturing facility according to Nevada state law.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IDS Industries is restructuring as a family of companies attending niche market opportunities.

Our CHARGE! Energy Storage Inc. business focuses on the design and development of solar and power management technologies. We incorporate these technologies into the manufacturing and distribution of solar-based portable and mobile power stations and devices. We also plan to offer a line of ‘Stationary” Energy Storage systems that will be adapted for residential solar applications.

We completed our due diligence on the option to acquire our long standing supplier, Installing Dealer Supply. We have decided to discontinue the pursuit of this as an option at this time. Going forward, we plan to market our products under the brand name Charge! Energy Storage Inc. Our image is a renewable driven product developer creating energy storage solutions for portable, mobile and stationary applications for every American household. Our industry changing technology will be our lead in to expanding into Stationary Energy Storage for residential, commercial and light industrial based on the development of a patent-pending integrated battery management and control system. We believe this development will allow Charge! Energy Storage customers the ability to optimize electric utility savings through the use of power storage systems based on Lithium-ion based chemistries.

We have continued to develop a sales and distribution network through selected manufacturers, contracted dealers, energy system integrators, and OEMs nationwide to support our planned sales growth vertically and horizontally as our new Lithium-ion chemistry based units emerge.

Products

Each product model features our innovative storage and charge design, with the overall product line marketed as the economical, sturdy and reliable choice for portable solar energy as part of an emergency/disaster preparedness plan or for those seeking an off-grid, odorless, noiseless and non-flammable safer source of power.

Production on the Solar Survivor was placed on hold to focus on the re-tool to switch from the old technology of lead acid to our newly developed lithium-ion product suite This Portable product suite includes the long-lasting Lithium-ion chemistry in a 2.5KWh and a 1.25KWh both of which will be available to the market in Q3 2014. Our in-house manufactured .75KWh unit has completed its re-design and is in final stages of testing and slated for production in June 2014.

Beyond the change to the industry leading technology of Lithium-ion battery system our new generation of products have all been ergonomically redesigned to feature a customized metallic or Pelican case with two inline wheels and telescoping handle that provide users extra easy mobility and our 75KWh utilizes our own in-house developed, patent-pending Battery Management System (BMS) technology.

Suppliers and Manufacturers

We are currently developing a private label manufacturing program with a domestic supplier. We will make appropriate additional disclosures when a contract is completed. A second partner for Stationary market attributes is presently being developed for Q3 2014.

We have entered into an agreement utilizing the efforts of a call center to begin to promote the Charge! Energy Storage solar generator product suite. The call center will be mandated to create specific portable product sales opportunities.

Our patent pending Battery Management System technology, known as project Eclipse, is now completing the development stage and is going in to a bank of performance testing. Simultaneously, it is being quoted from multiple potential suppliers.

Expansion and Development Plan

Our portable and stationary energy producing and storage products will be marketed through our developed distributor channels nationwide. Our strategy includes initially building an independent dealer base throughout the U.S. for which we already have over thirty-five dealers signed up.

This will be augmented with the recent partnership of a call center focused on targeted niche markets that we believe will be readily receptive to our product line, including the off-road vehicle community and hiking, RV, camping, boating and other recreational activities where a clean, quiet and portable electrical energy supply is needed in a remote or off-grid location. Other potential marketplaces include first responders and others that provide disaster relief or emergency services and the cannabis and hemp industries. Many consumers and businesses cannot utilize fossil-fuel based solutions. With our product line, they will have a choice for safe and “green” electricity from solar power generation and our energy storage products.

Propel Management Group, Inc.

In addition to our portable solar power business, we have launched a a consulting for Program Management and performance improvement in manufacturing, services, logistics and quality systems. On February 6, 2014, our newly-formed subsidiary, Propel Management Group, Inc., entered into a Master Services the Agreement (the “Agreement”) with Californians for Marijuana Legalization and Control (CMLC). Under the Agreement, we will be responsible for overseeing a fundraising effort through telemarketing, e-mail and online to support passage in California of the proposed Marijuana Control, Legalization, and Revenue Act of 2014. In addition, we shall coordinate the gathering of 800,000 signatures on petitions to place the proposed Act on the November ballot in California. We are to be compensated at a rate of $2.75 per petition signature gathered before March 24, 2014 and $3.75 per signature gathered thereafter. In addition, we shall be compensated at a rate of 80% of all contributions generated up to $100,000, 60% of the second $100,000 in contributions, and 43% of contributions generated thereafter. The Agreement sets targets of $2,000,000 in gross fundraising by April 1, 2014 with an additional $18,000,000 in gross fundraising by November 3, 2014. The Agreement also sets the target of the 800,000 signatures by April 24, 2014.

Results of Operations for the Three Months ended February 28, 2014 compared to the Three Months Ended February 28, 2013.

Revenue

During the three months ended February 28, 2014, revenue was $3,374 compared to $12,830 for the three months ended February 28, 2013. There were no sales for the parent company IDS Industries in the current quarter because we discontinued production of lead acid products. As a renewable focused-company it became apparent that lead acid technology did not align with our company mission. More compelling was that lead acid performance was inferior and not robust enough to support our requirements for portable generators. This also allowed us to focus all resources on expediting the transformation to Lithium Iron technologies. The $3,374 of revenue was generated by our new subsidiary Propel Management Group, Inc.

Operating Expenses

Professional fees for the three months ended February 28, 2014 were $20,089, as compared to $43,651 for the three months ended February 28, 2013, a decrease of $23,562or 54%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The decrease in the current period is attributed to a decrease in legal fees that were incurred.

Stock based compensation was $124,060 for both the three and six months ended February 28, 2014. This non cash compensation expense consisted of $81,250 of stock issued to the CEO, $12,812 for advertising and $29,998 for general and administrative expense.

Salaries and wage expense for the three months ended February 28, 2014 increased $43,935 or 67% to $109,554, as compared to $65,619 for the prior comparable period.  The increase in the current period is attributed to the hiring of management personnel.

Marketing and advertising expense for the three months ended February 28, 2014 was $20,767, as compared to $0 for the three months ended February 28, 2013. The increase is in conjunction with marketing our new products.

General and administrative expense for the three months ended February 28, 2014 decreased $437,448 to $7,002, as compared to $444,450 for the prior comparable period.  In the prior period we had accounted for stock based compensation in G&A expense. We have since changed our policy and now account for stock based compensation in its own separate account.

Overall there was a $272,158 decrease in operating expenses for the comparable periods ended February 28.

Other income and expense

During the three months ended February 28, 2014 we incurred $99,264 of expense for amortization of debt discount and had a loss on the change in fair value of our derivative liability of $476,402, neither of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. We also had an increase in interest expense of $18,873 to $24,205 from $5,332 in the prior period and had an increase interest income of $753.

Net Loss

Overall we recorded a net loss of $1,059,456 for the three months ended February 28, 2014, as compared to a net loss of $565,556 for the three months ended February 28, 2013, an increase of $493,900.

Results of Operations for the Six Months ended February 28, 2014 compared to the Six Months Ended February 28, 2013.

Revenue

IDS Industries was a pre-revenue status for Q1 2014 as it migrated away from the lead acid technology and developed Lithium-ion chemistry products. During this emergence and development phase Propel Management Group Inc., was launched to raise revenues via providing services with existing core competencies within its existing staff. During the six months ended February 28, 2014, revenue was $3,374 compared to $16,830 for the six months ended February 28, 2013. There were no sales for the parent company IDS Industries in the current quarter because we discontinued production of lead acid products. As a renewable focused-company it became apparent that lead acid technology did not align with our company mission. More compelling was that lead acid performance was inferior and not robust enough to support our requirements for portable generators. This also allowed us to focus all resources on expediting the transformation to Lithium-ion technologies. The $3,374 of revenue was generated by our new subsidiary Propel Management Group, Inc.

Operating Expenses

Professional fees for the six months ended February 28, 2014 were $45,583, as compared to $79,049 for the six months ended February 28, 2013, a decrease of $33,466 or 42%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The decrease in the current period is attributed to a decrease in legal fees that were incurred.

Salaries and wage expense for the six months ended February 28, 2014 increased $87,683 or 82% to $195,287, as compared to $107,604 for the prior comparable period.  The increase in the current period is attributed to the hiring of management personnel that was scheduled as a temporary overlap during transition from the previous management group to newly appointed team. The trend is now tracking at previous YTD trends with recent re-structuring in Operations, Engineering and Finance.

Marketing and advertising expense for the six months ended February 28, 2014 was $44,617, as compared to $0 for the six months ended February 28, 2013. The increase is in conjunction with marketing our new products.

General and administrative expense for the six months ended February 28, 2014 decreased $459,560 to $37,281, as compared to $496,841 for the prior comparable period.  In the prior period we had accounted for stock based compensation in G&A expense. We have since changed our policy and now account for stock based compensation in its own separate account.

Overall there was a $236,666 decrease in operating expenses for the comparable periods ended February 28 with restructuring providing a reduction in Operating Expenses by $126K annualized.

Other income and expense

During the six months ended February 28, 2014 we incurred $180,746 of expense for amortization of debt discount and had a loss on the change in fair value of our derivative liability of $349,352, neither of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. We also had an increase in interest expense of $30,234 to $36,102 from $5,868 in the prior period and had an increase interest income of $3,560.

Net Loss

Overall we recorded a net loss of $1,263,073 for the six months ended February 28, 2014, as compared to a net loss of $709,911 for the six months ended February 28, 2013, an increase of $553,162.

As we go forward with the development of our portable solar generator business during the current fiscal year, we expect that our operating expenses will continue to increase and that we will also begin to generate increasing revenues from the sale of our products.

Liquidity and Capital Resources

As of February 28, 2014, we had an accumulated deficit of $2,674,686 and a working capital deficit of $1,737,865. For the six months ended February 28, 2014, net cash used in operating activities was $188,190 and we received $148,005 from financing activities.

We have received short term loan financing to fund operations under various promissory notes. Our promissory note obligations currently issued and outstanding are as follows:

We owe the principal sum of $125,000 to Steven J. Caspi under the terms of a Convertible Promissory Note and Security Agreement (the “Note”) issued November 19, 2012. The Note bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2013. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $1.25 per share. As of February 28, 2014, this note is still outstanding and has accrued interest of $8,044. This note is currently in default with the parties renegotiating the terms of repayment.

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998. The note bears interest at 5% and was due November 30, 2013. As of November 30, 2013 the due date on the note was extended to February 28, 2014. Total accrued interest on the note is $11,184.

On June 19, 2013, we entered into a Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000 with an original issue discount of ten percent (10%). Upon closing, JMJ loaned the Company the sum of $55,000 under the Note, with any additional advances up to the total principal sum to be made in the future and at the sole discretion of JMJ. All unpaid principal and interest due under the Note must be paid within one (1) year of the effective date of each advance made by JMJ under the Note. As of February 28, 2014, the total principal and interest due under this notes is $111,372.

We owe the principal sum of $14,225 to Argent Offset, LLC. The note bears interest at 18% and was due on or before August 26, 2013. As of February 28, 2014, the note has accrued interest of $6,220. On November 26, 2013, an agreement of temporary forbearance was executed in which for a $1,000 fee the lender agreed to waive any default until December 15, 2013. On January 10, 2014, another agreement of temporary forbearance was executed in which for a $500 fee the lender agreed to waive any default until March 20, 2014. Subsequent to February 28, 2014 the remaining principal and interest was converted to common stock in full satisfaction of the debt.

We have received financing under a series of Convertible Promissory Notes (the “Notes”) issued to Asher Enterprises, Inc. (“Asher”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine months from the respective dates of issue. The Notes may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Note is 51% of the Market Price of our common stock on the conversion dates. For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 30 trading days immediately preceding the conversion dates. As of February 28, 2014, the total principal and interest due under these notes is $50,800 and $3,405, respectively.

On September 16, 2013, the Company executed a convertible promissory note for $10,000 with Robert Hendrickson. The note bears interest at 10% per annum and is due on or before September 15, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 49% discount to the VWAP price for the ten trading days prior to conversion. As of February 28, 2014, the total principal and interest due under this notes is $11,000 and $452, respectively.

On January 22, 2014, we obtained short term financing from Finiks Capital, LLC under a Promissory Note in the amount of $100,000 (the “Note”). The Note features an original issue discount of ten percent (10%) and has a face amount of $100,000. We will initially receive $20,000 from the Lender and will receive additional funds at the Lender’s sole discretion. The Note accrues no interest if the principal sum due is repaid within ninety days. The Note incurs interest one time at a rate of ten percent (10%) on the principal sum due, with all principal and interest due in full on the maturity date of one hundred eighty days from the date of issue. At any time, the Note may be converted, in whole or in part at the option of the holder, at a price per share of fifty-one percent (51%) of the average of the three lowest bid side prices in the ten trading days previous to the conversion. As of February 28, 2014, the total principal due under this note is $44,000.

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

Going Concern

As discussed in the notes to our financial statements, we have minimal revenue and an accumulated deficit of $2,674,686.   This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity and debt financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of February 28, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2014.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Convertible Promissory Note with Asher Enterprises, Inc. dated February 27, 2014
10.2	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 27, 2014
10.3	Convertible Promissory Note with Asher Enterprises, Inc. dated March 17, 2014
10.4	Securities Purchase Agreement with Asher Enterprises, Inc. dated March 17, 2014
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDS Solar Technologies, Inc.

Date:	April 21, 2014

By:	/s/ Scott Plantinga Scott Plantinga
Title:	Chief Executive Officer and Chief Financial Officer

