Form 10-Q
period 2014-05-31
IDS Industries, Inc.
filed 2014-07-21
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014

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

IDS Solar Technologies, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,184,334 common shares as of July 11, 2014.

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

3

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2014	August 31, 2013
ASSETS
Current Assets:
Cash	$28,794	$1,960
Accounts receivable, net of allowance of $4,950	15,737	4,950
Prepaid expenses and other current assets	23,161	80,196
Inventory	24,954	32,682
Other receivable, related party	37,543	77,307
Interest receivable, related party	5,429	2,612
Total Assets	$135,618	$199,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current Liabilities:
Cash overdraft	$—	$12,413
Accounts payable	151,568	159,596
Derivative liability	221,767	148,870
Accrued compensation	49,167	—
Accrued expenses	30,409	10,159
Accrued interest	43,069	19,990
Convertible notes payable, net of discount of $116,131 and $93,858, respectively	357,534	265,992
Notes payable – related party	287,948	290,098
Other notes payable	28,100	30,000
Total Current Liabilities	1,169,562	937,118

Total Liabilities	1,169,562	937,118

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.001, 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 common shares authorized, 102,401,393 and 34,313,114 shares issued and outstanding, respectively	102,402	34,313
Additional paid in capital	1,388,148	639,889
Deferred stock compensation	(108,318)	—
Accumulated deficit	(2,416,176)	(1,411,613)
Total Stockholders’ Deficit	(1,033,944)	(737,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$135,618	$199,707

The accompanying notes are an integral part of these consolidated financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2014	2013	2014	2013

Revenue	$12,839	$17,899	$16,213	$34,729
Cost of revenue	11,275	26,772	11,275	64,151
Gross margin	1,564	(8,873)	4,938	(29,422)

Operating expenses:
Professional fees	14,804	17,054	60,387	96,103
Stock-based compensation expense	50,730	—	174,790	—
Salaries and wages	55,021	77,331	250,308	184,935
Marketing and advertising	3,441	—	41,176	—
General and administrative	78,934	194,506	123,097	691,347
Total operating expenses	202,930	288,891	649,758	972,385
Loss from operations	(201,366)	(297,764)	(644,820)	(1,001,807)

Other income and (expense):
Interest expense	(22,449)	(9,847)	(58,551)	(15,715)
Amortization of debt discount	(123,289)	—	(304,035)	—
Change in fair value of derivative liability	924,095	—	574,743	—
Derivative expense	(143,232)	—	(381,640)	—
Loss on extinguishment of debt	(176,006)	—	(194,577)	—
Other income	—	50	—	50
Interest income	757	—	4,317	—
Total other income (expense)	459,876	(9,797)	(359,743)	(15,665)
Income (loss) before provision for income taxes	258,510	(307,561)	(1,004,563)	(1,017,472)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$258,510	$(307,561)	$(1,004,563)	$(1,017,472)

Income (loss) per share:
Basic	$0.00	$(0.01)	$(0.02)	$(0.06)
Diluted	0.00	—	—	—
Weighted average shares outstanding:
Basic	60,319,311	33,575,364	58,651,342	17,564,093
Diluted	112,856,787	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,004,563)	$(1,017,472)
Adjustments to reconcile net loss to net cash used in operations:
Stock-based compensation	174,790	455,647
Deemed dividend	—	51,621
Treasury stock	—	20,351
Change in fair value of derivatives	(574,743)	—
Loss on conversion of debt	194,577	—
Amortization of debt discount	304,035	—
Derivative expense	381,640	—
Change in assets and liabilities:
Increase in accounts receivable	(10,787)	(12,004)
(Increase) / decrease in inventory	7,728	(30,023)
(Increase) / decrease in prepaid expenses and other current assets	71,817	(24,167)
Increase in interest receivable - related party	(2,817)	(104,771)
Increase / (decrease) in accounts payable	(20,441)	174,358
Increase (decrease) in accrued expenses	115,384	(58,435)
Net cash used in operating activities	(363,380)	(544,895)
Cash flows from investing activities
Increase / (decrease) in note receivable – related party	39,764	—
Property and equipment	—	10,080
Net cash provided by (used) in investing activities	39,764	10,080
Cash flows from financing activities:
Proceeds from convertible debt	352,000	—
Payments on convertible debt	(17,500)	—
Loan / repayment of shareholder loan	—	(2,100)
Increase in note payable – related party	(2,150)	290,098
Increase in other notes payable	(1,900)	232,403
Proceeds from the sale of common stock	20,000	15,998
Net cash provided by financing activities	350,450	536,399
Net increase (decrease) in cash	26,834	1,584
Cash at beginning of period	1,960	15,140
Cash at end of period	$28,794	$16,724
Supplemental Cash Flow Information:
Cash paid for interest	$500	$—
Cash paid for taxes	$—	$—
Non-Cash Investing and Financing Information:
Common stock issued for conversion of debt	$461,584	$—
Issuance of common stock warrants in connection with debt	$11,763	$—

 The accompanying notes are an integral part of these consolidated financial statements.

IDS INDUSTRIES, INC.

(FORMERLY IDS SOLAR TECHNOLOGIES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

(UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

IDS Industries, Inc. (“IDS” or the “Company”) is a GIIRS-rated “green” energy company that designs and develops solar and power management technologies and incorporates these into its manufacturing and distribution of solar-based portable power stations and other solar-based products for consumer, business, government, and disaster relief applications. We also offer a line of ‘Stationary” Energy Storage systems for residential, commercial and light industrial applications. Both the stationary and portable solar power generators will be under our Company brand name, Charge! Energy Storage.

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

Effective February 7, 2013, the board of directors approved a twelve for one forward split of the Company’s common stock. All shares throughout these financial statement and Form 10-Q have been retroactively restated to reflect the forward split.

Effective May 29, 2013, the board of directors authorized a change in the name of the company to “IDS Industries, Inc.” The new name reflects the direction and focus of the Company more accurately given the full slate of products in advanced development including the battery management and energy storage fields.

On February 6, 2014, the board of directors approved the launch of Propel Management Group, Inc. (PMG) a new wholly owned subsidiary. The core competency of this consulting service includes developing and implementing Program Management in product development, service industry, distribution and logistics. The addition of PMG has already proven to translate in-house core competencies in to additional revenue stream opportunities for IDS Industries.

On March 10, 2014, the board of directors approved the launch of Charge! Energy Storage, Inc. (Charge!) a new wholly owned subsidiary.

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

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended May 31, 2014 are not necessarily indicative of the results for the full fiscal year. For further information refer to the financial statements and notes included in the Company’s Form 10-K for the year ended August 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of IDS Industries, Inc. and its wholly-owned subsidiary Propel Management Group, Inc. and Charge! Energy Storage, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of May 31, 2014 and August 31, 2013.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity

Concentrations of Credit Risk

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of May 31, 2014.

	Level I	Level II	Level III	Total
Derivative liability	$—	$221,767	$—	$221,767

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

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes an asset or expense in the same manner as if it was to pay cash for the goods or services instead of paying with or using the equity instrument. During the year ended August 31, 2013, the Company issued 3,157,750 shares of common stock valued at $467,448 to non-employees. As of May 31, 2014 a total of $461,719 has been expensed, and $5,729 remains in deferred stock compensation expense. During the nine months ended May 31, 2014, the Company issued 6,120,000 shares of common stock valued at $137,035 to non-employees. As of May 31, 2014 a total of $34,447 has been expensed, and $102,588 remains in deferred stock compensation expense.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. During the nine months ended May 31, 2014, the Company issued 6,500,000 shares of common stock valued at $81,250 to its CEO.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at May 31, 2014 and August 31, 2013.

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

Revenue Recognition

Sales of products or services and related costs of products or services sold are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the prepayment or invoicing, and shipment of products.

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

NOTE 2 – NOTE RECEIVABLE

On August 15, 2013, the Company executed a Note Receivable for $77,307 for funds that it had advanced to another company owned by the former CEO. The note bears interest at 8% and was to mature in ninety days. During the nine months ended May 31, 2014, $39,764 and $1,500 was paid back on the principal and interest, respectively on this loan. As of May 31, 2014, the note has accrued $5,429 in interest. The repayment terms on this note are currently being renegotiated.

NOTE 3 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at:

	May 31, 2014	August 31,2013
Prepaid consulting	$—	$64,824
Other assets	7,007	—
Unamortized original issue discount	8,581	6,762
Deferred financing costs	7,573	8,610
Total prepaid expenses and other current assets	$23,161	$80,196

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On October 12, 2012, the Company executed a promissory note with Argent Offset, LLC for $20,000. The note bears interest at 18% and was due on or before January 10, 2013. On February 27, 2013, a new convertible promissory note was executed for $33,850. The note bears interest at 18% compounded monthly and is due August 26, 2013. The new note amends and replaces in its entirety the note dated October 12, 2012. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.11. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $18,464. This amount has been recorded as a discount against the outstanding balance of the note. The discount was amortized to interest expense over the life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount for the year ended August 31, 2013 amounted to $18,464. In addition, the note included one warrant giving the holder the right to purchase 50,000 shares of common stock at a price of $0.20 per share for a period of three years. As required by ASC 470-20 the Company valued the warrant and recorded a debt discount to additional paid in capital in the amount of $3,690 based on the discount to market available at the time of issuance. The discount was to be amortized over the life of the loan to interest expense. As of August 31, 2013, $3,690 has been amortized to interest expense. On November 26, 2013, an agreement of temporary forbearance was executed in which for a $1,000 fee the lender agreed to waive any default until December 15, 2013. On January 10, 2014, another agreement of temporary forbearance was executed in which for a $500 fee the lender agreed to waive any default until March 20, 2014. On February 4, 2014, $2,500 was repaid on the note and on February 20, 2014, $20,000 of the principal was converted into 2,857,143 shares of common stock at $.007 per share which resulted in a loss on conversion of debt of $18,571. On March 10, 2014 the remaining principal and interest totaling $21,923 was converted into 3,131,792 shares of common stock at $.0632 per share which resulted in a loss on conversion of debt of $176,006.

On December 3, 2012, the Company executed a convertible promissory note with Steven J. Caspi (“Caspi”) for $125,000. The note bears interest at 5% and was due on or before November 30, 2013. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $1.25. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $60,000. This amount has been recorded as a discount against the outstanding balance of the note. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $16,455 based on the discount to market available at the time of issuance. The discount has been fully amortized to interest expense. On March 10, 2014, the Company executed a forbearance agreement with the lender modifying the terms of the original agreement. Per the new agreement the conversion price was changed to $0.005 per share and the due date was extended to November 30, 2014. As a result to the new conversion price the Company recorded an additional debt discount of $48,539. The additional discount will be amortized over the remaining term of the note. On March 21, 2014, $25,000 of the note was converted into 5,000,000 shares of common stock. The note is shown net of a debt discount of $23,228 and the note has accrued interest of $9,411.

On March 20, 2013, the Company executed a convertible promissory note for $32,500 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $49,939 based on the Black Scholes Merton pricing model. During the nine months ended May 31, 2014, the total principal of $32,500 and accrued interest of $1,300 was converted into 6,143,590 shares of common stock. As a result of the conversion $8,125 of the remaining debt discount was expensed and the company recognized a gain on derivative liability of $35,600.

On April 4, 2013, the Company executed a convertible promissory note for $15,500 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before January 8, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $15,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $21,610 based on the Black Scholes Merton pricing model. During the nine months ended May 31, 2014, the total principal of $15,500 and accrued interest of $620 was converted into 3,526,087 shares of common stock. As a result of the conversion $6,045 of the remaining debt discount was expensed and the Company recognized a gain on derivative liability of $17,286.

On June 3, 2013, the Company executed a convertible promissory note for $32,500 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before March 5, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $34,945 based on the Black Scholes Merton pricing model. On February 25, 2014, principal of $14,200 was converted into 3,086,957 shares of common stock. During the nine months ended May 31, 2014, the total principal of $32,500 and accrued interest of $1,300 was converted into 7,347,826 shares of common stock. As a result of the conversion $2,865 of the remaining debt discount was expensed and the Company recognized a gain on derivative liability of $78,028.

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

The Company received its first payment from JMJ towards the loan of $55,000 on June 19, 2013. The Company recorded a debt discount in the amount of $60,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $75,507 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 134% volatility and a one year term to maturity. During the nine months ended May 31, 2014, principal of $11,351 and accrued interest of $7,944 was converted into 4,200,000 shares of common stock. As a result of the conversion $3,452 of the debt discount was accelerated and expensed. On March 19, 2014; the remaining principal of $20,900 was converted into 3,800,000 shares of common stock. As a result of the conversion the remaining $14,614 of debt discount was expensed to interest expense and the Company recognized a gain on derivative liability of $241,878.

On August 5, 2013, the Company executed a convertible promissory note for $32,500 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before May 7, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. During March 2014 the principal of $32,500 and $1,300 of accrued interest was converted into 6,830,508 shares of common stock. As a result of the conversion the remaining $23,400 of debt discount was expensed to interest expense and the Company recognized a gain on derivative liability of $138,269.

The Company received its second payment from JMJ towards the loan of $25,000 on August 14, 2013. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,569 based on the Black Scholes Merton pricing model using the following attributes: .12% risk free rate, 144% volatility and a one year term to maturity. During the nine months ended May 31, 2014 the principal of $27,500 and $3,611 of accrued interest was converted into 7,000,000 shares of common stock. As a result of the conversion the remaining $6,932 of debt discount was expensed to interest expense and the Company recognized a gain on derivative liability of $126,070.

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

The Company received its third payment from JMJ towards the loan of $25,000 on September 30, 2013. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $70,390 based on the Black Scholes Merton pricing model using the following attributes: .10% risk free rate, 261% volatility and a one year term to maturity. As of May 31, 2014; $18,384 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $33,714 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $9,116 at May 31, 2014 and has accrued interest of $3,611.

On January 22, 2014, we obtained short term financing from Finiks Capital, LLC under a Promissory Note in the amount of $100,000 (the “Note”). The Note features an original issue discount of ten percent (10%) and has a face amount of $100,000. We will initially receive $20,000 from the Lender and will receive additional funds at the Lender’s sole discretion. The Note accrues no interest if the principal sum due is repaid within ninety days. The Note incurs interest one time at a rate of ten percent (10%) on the principal sum due, with all principal and interest due in full on the maturity date of one hundred eighty days from the date of issue. At any time, the Note may be converted, in whole or in part at the option of the holder, at a price per share of fifty-one percent (51%) of the average of the three lowest bid side prices in the ten trading days previous to the conversion. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $34,965 based on the Black Scholes Merton pricing model using the following attributes: ..13% risk free rate, 134% volatility and a six month term to maturity. As of May 31, 2014, $15,889 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $40,583 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $6,111 at May 31, 2014. Subsequent to May 31, 2014, the full amount of the note and accrued interest was converted to common stock.

On February 4, 2014, we obtained short term financing from GCEF Opportunity Fund, LLC under a Promissory Note in the amount of $33,000. The Note features an original issue discount of ten percent (10%) and we will therefore receive $30,000 in actual funding. The Note is due within forty-five days, with an additional fifteen day grace period. As an additional loan fee, we have agreed to issue the Lender 2,000,000 shares of our common stock. These shares were valued at $0.0188, the closing market price on the day of issuance for total non-cash expense of $37,600. If the Note is not repaid by the maturity date, it shall be converted into 3,465,000 shares of our common stock, representing conversion of the principal, the original issue discount, and an interest at the rate of fifteen percent (15%) into common stock at a price of $0.01 per share. On March 31, 2014, $15,000 was repaid on the note. Subsequent to May 31, 2014, the remaining principal and interest on the note was converted to common stock.

On February 26, 2014, The Company received an additional $20,000 from Finiks Capital. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $47,295 based on the Black Scholes Merton pricing model using the following attributes: .08% risk free rate, 212% volatility and a six month term to maturity. As of May 31, 2014, $11,489 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $33,247 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $10,511 at May 31, 2014. Subsequent to May 31, 2014, the full amount of the note and accrued interest was converted to common stock.

On March 7, 2014, the Company executed a convertible promissory note for $73,000 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before December 3, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of May 31, 2014 is $1,376.

On March 19, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc . The note bears interest at 8% per annum and is due on or before December 26, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of May 31, 2014 is $802.

On May 20, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before December 26, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of May 31, 2014 is $360.

The Company received its fourth payment from JMJ towards the loan of $40,000 on April 17, 2014. The Company recorded a debt discount in the amount of $44,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $104,127 based on the Black Scholes Merton pricing model using the following attributes: .11% risk free rate, 214% volatility and a one year term to maturity. As of May 31, 2014; $5,304 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $66,695 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $38,696 at May 31, 2014.

On March 5, 2014, the Company executed a Convertible Promissory Note (the “note”) with Black Mountain Equities, Inc. (“Black Mountain”). The nominal principal sum of the Note is $250,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which is made at the sole discretion of Black Mountain. The Note is convertible into common stock in whole or in part at a variable conversion price equal to the lessor of $0.025 or a 60% discount to the lowest trade price in the twenty five trading days prior to conversion. The Company received its first payment towards the loan of $25,000. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $110,515 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 193% volatility and a one year term to maturity. As of May 31, 2014; $6,555 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $36,409 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $20,945 at May 31, 2014.

A summary of the status of the Company’s debt discounts, derivative liabilities and original issue discounts, and changes during the periods is presented below:

Debt Discount	August 31, 2013	Additions	Amortization	May 31, 2014
Asher – 3/20/13	$—	$32,500	(32,500)	$—
Asher – 4/4/13	—	15,500	(15,500)	—
Asher – 6/3/13	—	32,500	(32,500)	—
Asher – 8/5/13	—	32,500	(32,500)	—
Black Mountain – 3/5/14	—	27,500	(6,555)	20,945
Caspi	19,480	48,539	(42,769)	25,250
Finiks – 1/21/14	—	22,000	(15,888)	6,112
Finiks – 2/26/14	—	22,000	(11,488)	10,512
GCEF Opportunity	—	11,769	(11,769)	—
Hendrickson – 9/16/13	—	10,000	(10,000)	—
JMJ – 6/19/13	48,234	—	(48,234)	—
JMJ – 8/14/13	26,144	—	(20,644)	5,500
JMJ – 9/30/13	—	27,500	(18,384)	9,116
JMJ – 4/17/14	—	44,000	(5,304)	38,696
	$93,858	$326,308	$(304,035)	$116,131

Derivative Liabilities	August 31, 2013	Initial Valuation	Revaluation on 5/31/14	Change in fair value of Derivative
Asher – 3/20/13	$—	$49,939	$—	$(49,939)
Asher – 4/4/13	—	21,610	—	(21,610)
Asher – 6/3/13	—	34,945	—	(34,945)
Asher – 8/5/13	—	155,554	—	(155,554)
Black Mountain – 3/5/14	—	110,515	36,409	(74,106)
Finiks – 1/21/14	—	34,965	40,583	5,618
Finiks – 2/26/14	—	47,295	33,247	(14,048)
Hendrickson – 9/16/13	—	18,300	—	(18,300)
JMJ – 6/19/13	102,245	—	—	(102,245)
JMJ – 8/14/13	46,625	—	11,119	(35,506)
JMJ – 9/30/13	—	70,390	33,714	(36,676)
JMJ - 4/17/14	—	104,127	66,695	(37,432)
	$148,870	$647,640	$221,767	$574,743

Original Issue Discount	August 31, 2013	Additions	Amortization	May 31, 2014
Black Mountain – 3/5/14	$	$2,500	$(465)	$2,035
Finiks – 1/21/14	—	2,000	(1,444)	556
Finiks – 2/26/14	—	2,000	(1,044)	956
GCEF Opportunity	—	3,000	(3,000)	—
JMJ – 6/19/13	4,385	—	(4,159)	226
JMJ – 8/14/13	2,377	—	(1,890)	487
JMJ – 9/30/13	—	2,500	(1,685)	815
JMJ – 4/17/14	—	4,000	(493)	3,507
	$6,762	$16,000	$(14,180)	$8,582

NOTE 5 – NOTES PAYABLE

On June 12, 2013, the Company executed a promissory note for $15,000. The loan was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. Subsequent to May 31, 2014, the loan was extended with no specific terms of repayment.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder. The note bears interest at 10% and was due within ninety days. As of May 31, 2014 this note is still outstanding, is now past due and has accrued interest of $1,434. On October 15, 2013 the shareholder loaned the Company an additional $8,755. Accrued interest on this loan as of May 31, 2014 is $544.

As of May 31, 2014, the Company owed various shareholders $13,100 for advances made to cover certain operating costs. The loans accrue interest at 8% per annum and are due on demand.

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

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, August 31, 2013	65,625	$0.06	$0.03

Issued	1,000,000	—	0.018
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, May 31, 2014	1,065,625	$0.06	$0.03

Exercisable, May 31, 2014	1,065,625	$0.06	$0.03

Range of Exercise Prices	Number Outstanding at 5/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.20 - $2.00	1,065,625	5.3 years	$0.06

NOTE 7 –COMMON STOCK TRANSACTIONS

On May 8, 2013, the Company issued 99,996 shares of common stock to its former CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

On December 10, 2013, the company sold 1,333,333 shares of common stock to its CEO for total cash proceeds of $20,000.

During the nine months ended May 31, 2014, the Company issued a total of 5,988,935 shares of common stock to Argent Offset, LLC in conversion of total principal and interest of $41,923, (see Note 4). The conversions resulted in a total loss on conversion of debt of $194,577.

On February 7, 2014, the Company issued 6,500,000 shares of common stock to its CEO, for services. The shares were valued using the closing stock price on the day of issuance of $0.0125, for a total expense of $81,250.

On March 18, 2014, the Company issued 2,298,000 shares of common stock to GCEF Opportunity Fund in conversion of total principal and interest of $11,490.

On March 21, 2014, the Company issued 5,000,000 shares of common stock to Steven Caspi in conversion of $25,000 of the $125,000 note held by him.

During the nine months ended May 31, 2014, the Company issued a total of 23,848,014 shares of common stock to Asher Enterprises, Inc. in conversion of total principal and interest of $117,520 (see Note 4).

During the nine months ended May 31, 2014, the Company issued a total of 15,000,000 shares of common stock to JMJ Financial in conversion of total principal and interest of $89,645 (see Note 4).

During the nine months ended May 31, 2014, the Company issued a total of 8,120,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance, for a total expense of $72,047.

NOTE 8- RELATED PARTY TRANSACTIONS

On May 8, 2013, the Company issued 99,996 shares of common stock to its former CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

On December 10, 2013, the Company sold 1,333,333 shares of common stock to its CEO for total cash proceeds of $20,000.

On February 7, 2014, Company issued 6,500,000 shares of common stock to its CEO, for services. The shares were valued using the closing stock price on the day of issuance of $0.0125, for a total expense of $81,250.

Notes Payable

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998, $2,150 of which has been repaid. The note bears interest at 5% and was due November 30, 2013. As of May 31, 2014 the due date on the note was extended with no specific terms. Total accrued interest on the note is $17,885.

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

In mid-April 2014 CMLC made a decision to postpone the pursuit of the target of 800,000 signatures by April 24, 2014 to qualify the proposed Act for the California ballot for this November. Instead they will focus on the higher volume and younger age turnout that is associated with the Presidential election terms like this next November 2016 elections. Furthermore, negotiations are proceeding as planned to retain Propel Management Group for the California legalization 2016 initiative which would be a contract allowing PMG to expand the service of coordinating through multiple Call Centers and raising funds through November of 2016 at the levels defined for the previous 2014 initiative.

.

In June 2014, Propel Management Group was again retained on a subsequent contract by this same group for the education, rallying voters and raising funds for Medical Marijuana Dispensaries initiative in San Jose, CA referred to as Control & Regulation San Jose (CRSJ).

On March 31, Propel Management Group (PMG) engaged in discussion with Aja Cannafacturing (AJA), to develop and launch one of the first licensed medical marijuana processors in the state of Nevada. Upon the successful licensing and launch of the facility it is under consideration that AJA would become a subsidiary of IDST as a term of the contract. If the signing of this agreement proceeds, PMG would discontinue pursuing the acquisition of MiCannaLabs.com which was publicly announced on March 11, 2014. Due to legal technicalities, principals of any cannabis or hemp testing facility must not have any interest in any growing and manufacturing facility according to Nevada state law. (Update): Given the short window of time for application submission and the exorbitant cost the IDST Board decided to not pursue licensing in Clark County at this time however, we will continue to pursue such opportunities as they arise in other NV Counties.

NOTE 10 - GOING CONCERN

As of May 31, 2014, the Company has a working capital deficit of $1,033,944, limited revenue and an accumulated deficit of $2,416,176. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to May 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

Subsequent to May 31, 2014, the Company issued 3,930,000 shares of common stock to GCEF Opportunity Fund in conversion of $19,650 of principal and accrued interest.

Subsequent to May 31, 2014, the Company issued 4,500,000 shares of common stock to JMJ Financial in conversion of $20,250 of principal and accrued interest.

Subsequent to May 31, 2014, the Company issued 10,352,942 shares of common stock to Finiks Capital, LLC in conversion of $48,400 of principal and accrued interest.

On July 10, 2014 the company Board of Directors decided to purchase the name and the URL for Aja Cannafacturing. It has been decided to change the business model and business name to focus on the medicinal marijuana technology industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IDS Industries is restructuring as a family of companies attending niche market opportunities.

CHARGE! Energy Storage Inc.

Our business focuses on the design and development of solar and power management technologies. We incorporate these technologies into the manufacturing and distribution of solar-based portable and mobile power stations and devices. We also plan to offer a line of ‘Stationary” Energy Storage systems that will be adapted for residential and commercial applications allowing customers to reduce their utility costs their dependency on the utility grid.

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

Production on the lead acid based Solar Survivor has been discontinued and replaced with a private label program on the re-tool to switch from the old technology of lead acid to our newly developed lithium-ion product suite This portable product suite includes the long-lasting Lithium-ion chemistry in a 2.5kWh and a 1.25kWh both of which became available to the Market at the end of May 2014.

Beyond the change to the industry leading technology of Lithium-ion battery system, our new generation of products have all been ergonomically redesigned to feature a customized metallic or Pelican case with two inline wheels and telescoping handle that provide users extra easy mobility and our 75kWh utilizes our own in-house developed, patent-pending Battery Management System (BMS) technology.

Suppliers and Manufacturers

In May 2014 IDS Charge! Energy Storage, Inc. (Charge!) has entered into a contract manufacturing and marketing agreement with Ultralife Corporation (NASDAQ:ULBI) for the Charge! Energy branded line of portable and stationary power systems. Charge! Energy Storage Inc has a suite of 5 different products through this business partnership.

Plans to enter into an agreement utilizing the efforts of a call center to begin to promote the Charge! Energy Storage solar generator product suite were delayed until July. The call center will be mandated to create specific portable product sales opportunities in niche portable product markets

Our patent pending Battery Management System technology, known as project Eclipse, is presently focused on the 12V system for the portable product suite and presently in a beta test stage with an electronics specialist (independent contractor).

This technology would first launch in our in house design and build as a price point sensitive .75kWh unit and has nearly completed its re-design. It was slated for production in June 2014 but has been postponed until the fall of 2014 so to allow focus on the sales development of the two larger units in our product suite.

Expansion and Development Plan

Our portable and stationary energy producing and storage products will be marketed through our developed distributor channels nationwide. Our strategy includes initially building an independent dealer base throughout the U.S. for which we already have over thirty-five dealers signed up.

In April 2014 we signed a one year consulting agreements with a team of reputable sales & marketing experts who are defining market opportunity for quickly maturing eastern seaboard, most notably New Jersey and New York. This developmental market work will be in both the Portable and Stationary energy storage markets.

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

In addition to our portable solar power business, we have launched a consulting for Program Management and performance improvement in manufacturing, services, logistics and quality systems. On February 6, 2014, our newly-formed subsidiary, Propel Management Group, Inc., entered into a Master Services Agreement (the “Agreement”) with Californians for Marijuana Legalization and Control (CMLC). Under the Agreement, we will be responsible for overseeing a fundraising effort through telemarketing, e-mail and online to support passage in California of the proposed Marijuana Control, Legalization, and Revenue Act of 2014. In addition, we shall coordinate the gathering of 800,000 signatures on petitions to place the proposed Act on the November ballot in California. We are to be compensated at a rate of $2.75 per petition signature gathered before March 24, 2014 and $3.75 per signature gathered thereafter. In addition, we shall be compensated at a rate of 80% of all contributions generated up to $100,000, 60% of the second $100,000 in contributions, and 43% of contributions generated thereafter.

In mid-April 2014 CMLC made a decision to postpone the pursuit of the target of 800,000 signatures by April 24, 2014 to qualify the proposed Act for the California ballot for November 2014. Instead they will focus on the higher volume and younger age turnout that is associated with the Presidential election terms like this next November 2016 elections. Furthermore, negotiations are proceeding as planned to retain Propel Management Group for the California legalization 2016 initiative which would be a contract allowing PMG to expand the service of coordinating through multiple Call Centers and raising funds through November of 2016 at the levels defined for the previous 2014 initiative.

In June 2014, Propel Management Group was again retained on a subsequent contract by this same group for the education, rallying voters and raising funds for Medical Marijuana Dispensaries initiative in San Jose, CA referred to as Control & Regulation San Jose (CRSJ).

On March 31, Propel Management Group (PMG) with Aja Cannafacturing (AJA), to develop and launch one of the first licensed medical marijuana processors in the state of Nevada. Upon the successful licensing and launch of the facility it is under consideration that AJA would become a subsidiary of IDST as a term of the contract. If the signing of this agreement proceeds, PMG would discontinu~~ed in~~ pursuing the acquisition of MiCannaLabs.com which was publicly announced on March 11, 2014. Due to legal technicalities, principals of any cannabis or hemp testing facility must not have any interest in any growing and manufacturing facility according to Nevada state law. (Update): Given the short window of time for application submission and the exorbitant cost the IDST Board decided to not pursue licensing in Clark County at this time however, we will continue to pursue such opportunities as they arise in other NV Counties. Furthermore it is still the intention of IDS Industries to advance further in to the Medicinal Indoor Growers Market through acquiring & distributing advanced technology and equipment to the industry.

Results of Operations for the Three Months ended May 31, 2014 compared to the Three Months Ended May 31, 2013.

Revenue

During the three months ended May 31, 2014, revenue was $12,839 compared to $17,899 for the three months ended May 31, 2013. There were no sales for the parent company IDS Industries in the current quarter because we discontinued production of lead acid products. As a renewable focused-company it became apparent that lead acid technology did not align with our company mission. More compelling was that lead acid performance was inferior and not robust enough to support our requirements for portable generators. This also allowed us to focus all resources on expediting the transformation to Lithium-ion technologies. The $12,839 of revenue was generated by our new subsidiary Propel Management Group, Inc.

Operating Expenses

Professional fees for the three months ended May 31, 2014 were $14,804, as compared to $17,054 for the three months ended May 31, 2013, a decrease of $2,250 or 13%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The decrease in the current period is attributed to a decrease in legal fees that were incurred.

Stock based compensation was $50,730 for the three months ended May 31, 2014, as compared to $0 for the three months ended May 31, 2013.  This non-cash compensation expense consisted of stock issued for various consulting and marketing services.

Salaries and wage expense for the three months ended May 31, 2014 increased $22,310 or 28% to $55,021, as compared to $77,331 for the prior comparable period.

Marketing and advertising expense for the three months ended May 31, 2014 was $3,441, as compared to $0 for the three months ended May 31, 2013. The increase is in conjunction with marketing our new products.

General and administrative expense for the three months ended May 31, 2014 decreased $44,163 to $78,934 as compared to $194,506 for the prior comparable period.

Overall there was an $85,961 decrease in operating expenses for the comparable periods ended May 31.

Other income and expense

During the three months ended May 31, 2014 we incurred $123,289 of expense for amortization of debt discount and had a gain on the change in fair value of our derivative liability of $924,095, neither of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. We also had an increase in interest expense of $12,602 to $22,449 from $9,847 in the prior period and had an increase in interest income of $757.

Net Loss

Overall we recorded a net gain of $258,510 for the three months ended May 31, 2014, as compared to a net loss of $307,561 for the three months ended May 31, 2013, an increase of $566,071. The gain for the three months is solely attributed to the gain in derivative liability.

Results of Operations for the Nine Months ended May 31, 2014 compared to the Nine Months Ended May 31, 2013.

Revenue

IDS Industries was a pre-revenue status for Q1 2014 as it migrated away from the lead acid technology and developed Lithium-ion chemistry products. During this emergence and development phase Propel Management Group Inc., was launched to raise revenues via providing services with existing core competencies within its existing staff. During the nine months ended May 31, 2014, revenue was $16,213 compared to $34,729 for the nine months ended May 31, 2013. There were no sales for the parent company IDS Industries in the current period because we discontinued production of lead acid products. As a renewable focused-company it became apparent that lead acid technology did not align with our company mission. More compelling was that lead acid performance was inferior and not robust enough to support our requirements for portable generators. This also allowed us to focus all resources on expediting the transformation to Lithium-ion technologies. The $16,213 of revenue was generated by our new subsidiary Propel Management Group, Inc.

Operating Expenses

Professional fees for the nine months ended May 31, 2014 were $60,387, as compared to $96,103 for the nine months ended May 31, 2013, a decrease of $35,716 or 37%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The decrease in the current period is attributed to a decrease in legal fees that were incurred.

Stock based compensation was $174,790 for the nine months ended May 31, 2014, as compared to $0 for the nine months ended May 31, 2013.  This non-cash compensation expense consisted of stock issued for various consulting and marketing services as well as stock valued at $81,250 for shares issued to the CEO.

Salaries and wage expense for the nine months ended May 31, 2014 increased $65,373 or 35% to $250,308, as compared to $184,935 for the prior comparable period. The trend is now tracking at lower than previous YTD trends with recent re-structuring in Operations, Engineering and Finance.

Marketing and advertising expense for the nine months ended May 31, 2014 was $41,176, as compared to $0 for the nine months ended May 31, 2013. The increase is in conjunction with marketing our new products.

General and administrative expense for the nine months ended May 31, 2014 decreased $568,250 to $123,097, as compared to $691,347 for the prior comparable period.  In the prior period we had accounted for stock based compensation in G&A expense. We have since changed our policy and now account for stock based compensation in its own separate account.

Overall there was a $322,627 decrease in operating expenses for the comparable period ended May 31, 2013 as a result of restructuring by the Company.

Other income and expense

During the nine months ended May 31, 2014 we incurred $304,035 of expense for amortization of debt discount and had a gain on the change in fair value of our derivative liability of $574,743, neither of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. We also had an increase in interest expense of $42,836 to $58,551 from $15,715 in the prior period and had an increase interest income of $4,317.

Net Loss

Overall we recorded a net loss of $1,004,563 for the nine months ended May 31, 2014, as compared to a net loss of $1,017,472 for the nine months ended May 31, 2013.

As we go forward with the development of our portable solar generator business during the current fiscal year, we expect that our operating expenses will continue to increase and that we will also begin to generate increasing revenues from the sale of our products.

Liquidity and Capital Resources

As of May 31, 2014, we had an accumulated deficit of $2,416,176 and a working capital deficit of $1,033,944. For the nine months ended May 31, 2014, net cash used in operating activities was $363,380 and we received $350,450 from financing activities.

We have received short term loan financing to fund operations under various promissory notes. Our promissory note obligations currently issued and outstanding are as follows:

We owe the principal sum of $100,000 to Steven J. Caspi under the terms of a Forbearance Agreement issued March 10, 2014 which modified the terms of the original Convertible Promissory Note and Security Agreement (the “Note”) issued November 19, 2012. The Forbearance Agreement bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2014. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $0.005 per share. As of May 31, 2014, this note is still outstanding and has accrued interest of $9,411.

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998, $2,150 of which has been repaid. The note bears interest at 5% and was due November 30, 2013. As of November 30, 2013 the due date on the note was extended with no specific terms. Total accrued interest on the note is $17,885.

On June 19, 2013, we entered into a Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The nominal principal sum of the Note is $300,000 with an original issue discount of ten percent (10%). Upon closing, JMJ loaned the Company the sum of $55,000 under the Note, with any additional advances up to the total principal sum to be made in the future and at the sole discretion of JMJ. All unpaid principal and interest due under the Note must be paid within one (1) year of the effective date of each advance made by JMJ under the Note. As of May 31, 2014, the total principal and interest due under this note is $85,022.

We have received financing under a series of Convertible Promissory Notes (the “Notes”) issued to Asher Enterprises, Inc. (“Asher”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine months from the respective dates of issue. The Notes may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Note is 51% of the Market Price of our common stock on the conversion dates. For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 30 trading days immediately preceding the conversion dates. As of May 31, 2014, the total principal and interest due under these notes is $73,000 and $1,376, respectively.

On January 22, 2014, we obtained short term financing from Finiks Capital, LLC under a Promissory Note in the amount of $100,000 (the “Note”). The Note features an original issue discount of ten percent (10%) and has a face amount of $100,000. We will initially receive $20,000 from the Lender and will receive additional funds at the Lender’s sole discretion. The Note accrues no interest if the principal sum due is repaid within ninety days. The Note incurs interest one time at a rate of ten percent (10%) on the principal sum due, with all principal and interest due in full on the maturity date of one hundred eighty days from the date of issue. At any time, the Note may be converted, in whole or in part at the option of the holder, at a price per share of fifty-one percent (51%) of the average of the three lowest bid side prices in the ten trading days previous to the conversion. As of May 31, 2014, the total principal and interest due under this note is $48,400.

We have received financing under a series of Convertible Promissory Notes (the “Notes”) issued to KBM Worldwide, Inc. (“KBM”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine months from the respective dates of issue. The Notes may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Note is 51% of the Market Price of our common stock on the conversion dates. For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 30 trading days immediately preceding the conversion dates. As of May 31, 2014, the total principal and interest due under these notes is $106,000 and $1,162, respectively.

On March 5, 2014, the Company executed a Convertible Promissory Note (the “note”) with Black Mountain Equities, Inc. (“Black Mountain”). The nominal principal sum of the Note is $250,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which is made at the sole discretion of Black Mountain. The Note is convertible into common stock in whole or in part at a variable conversion price equal to the lessor of $0.025 or a 60% discount to the lowest trade price in the twenty five trading days prior to conversion. The Company received its first payment towards the loan of $25,000. As of May 31, 2014, the total principal and interest due under these notes is $27,500 and $2,750, respectively.

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

Going Concern

As discussed in the notes to our financial statements, we have minimal revenue and an accumulated deficit of $2,416,176.   This has raised substantial doubt for our auditors about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity and debt financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of May 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended May 31, 2014.

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

Item 6. Exhibits

Exhibit Number	Description
10.1	Promissory Note KBM Worldwide $53,000 3/19/14/14
10.2	SPA KBM Worldwide $53,000 5/20/14
10.3	Black Mountain Equities Note 3/5/14
10.4	CRSJ contract with Propel
10.5	Ultralife contract with Charge!
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the quarter ended May 31, 2014 formatted in Extensible Business Reporting Language (XBRL)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDS Industries, Inc.

Date:	July 21, 2014

By:	/s/ Scott Plantinga Scott Plantinga
Title:	Chief Executive Officer and Chief Financial Officer
11