Form 10-K
period 2014-08-31
Aja Cannafacturing, Inc.
filed 2014-12-17
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-177518

Aja Cannafacturing, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2758994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31500 Grape Street Suite 3-345 Lake Elsinore, CA	92532
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number:(714) 733-1412

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. approximately $2,850,00 as of February 28, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 392,598,723 shares as of December 11, 2014

.

PART I

Item 1. Business

Company Overview

Our business focuses on the breeding, cultivation, and processing of raw industrial cannabis materials for industry specific applications such as building materials (Hempcrete), automotive (biofuels), plastics (healthcare) and textiles (fabrics). We are currently negotiating an exclusive production agreement with Luna Agro & Earth Science, LLC (“LAES”), a Company partly owned by our CEO. The agreement would provide us with exclusive rights to twenty (20) acres of land dedicated to cultivating our planned line of proprietary industrial cannabis genetics. Under the production agreement, we would pay LAES a production fee of five percent (5%) of our total wholesale price of all materials supplied.

Products

Our line of products is scheduled to be available in the third quarter of our current fiscal year. At that time we will offer four products.Our lineup includes 1) Sterilized hemp seed, 2) Hemp bark fiber, 3) Hemp hurds, and 4) Raw hemp essential oil.

Expansion and Development Plan

Our strategy includes providing consulting opportunities, allowing new mergers and potential growth opportunities by educating commercial enterprises how thousands of additives currently used across all industries can be substituted with a natural and more cost effective material. Our pending agreement with LAES will allow for us to expand our agricultural foot print from 20 acres to 50 acres by the fourth quarter of our current fiscal year, more than doubling our production/supply capacity. We feel that having such a large dedicated footprint will place us in a position to become the leader and main supplier of all domestic raw industrial cannabis material.

Item 2. Properties

We currently have our administrative offices in the city of Lake Elsinore, Ca.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “AJAC” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

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

Fiscal Year Ending August 31, 2014
Quarter Ended	High $	Low $
August 31, 2014	0.0107	0.0096
May 31, 2014	0.0110	0.0103
February 28, 2014	0.0339	0.0202
November 30, 2013	0.0170	0.0170

Fiscal Year Ending August 31, 2013
Quarter Ended	High $	Low $
August 31, 2013	0.0970	0.0311
May 31, 2013	0.1800	0.0500
February 28, 2013	0.2500	0.1208
November 30, 2012	0.2083	0.0167

As of December 12, 2014, the last trading price of our common stock was $0.0006 per share.

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

Holders of Our Common Stock

As of December 11, 2014, we had 392,598,723 shares of our common stock issued and outstanding, held by seventy-three (73) shareholders of record, with additional shareholders holding their shares in street name.

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

Results of Operations for the Years Ended August 31, 2014 and August 31, 2013.

Revenue

During the year ended August 31, 2014, revenue was $22,932 compared to $37,074 for the year ended August 31, 2013. During the year Propel Management Group Inc., was launched to raise revenues via providing services with existing core competencies within its existing staff. The revenue for the current year was generated by our subsidiary Propel Management Group, Inc. There were no sales for the parent company in the current period because we discontinued production of lead acid products.

Cost of Revenue

During the year ended August 31, 2014, cost of revenue was $36,229 compared to $93,727 for the year ended August 31, 2013. In the current fiscal year the Company recognized a loss for inventory impairment of $32,682.

Operating Expenses

Professional fees for the year ended August 31, 2014 were $91,941, as compared to $127,517 for the year ended August 31, 2013, a decrease of $35,576 or 28%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The decrease in the current period is attributed to a decrease in legal fees that were incurred.

Stock based compensation was $207,153 for the year ended August 31, 2014, as compared to $467,448 for the year ended August 31, 2013.  This non-cash compensation expense consists of stock issued for various consulting and marketing services as well as stock valued at $81,250 for shares issued to the CEO.

Salaries and wage expense for the year ended August 31, 2014 was $310,005 for the year ended August 31, 2014, as compared to $292,956 for the year ended August 31, 2013, an increase of $17,049 or 5.8%.

Marketing and advertising expense for the year ended August 31, 2014 was $47,710, as compared to $135,702 for the year ended August 31, 2013, a decrease of $87,992 or 65%. The decrease can be attributed to the use of more common stock to compensate vendors for these services.

General and administrative expense for the year ended August 31, 2014 was $261,551 for the year ended August 31, 2014, as compared to $130,444 for the year ended August 31, 2013, an increase of $131,107 or 101%.

Overall there was a $235,707 decrease in operating expenses for the comparable period ended August 31.

Other income and expense

During the year ended August 31, 2014 we incurred $410,598 of expense for amortization of debt discount, $581,179 of expense related to derivatives and had a gain on the change in fair value of our derivative liability of $854,182. These gains and losses are a result of the derivative accounting required for the issuance of convertible debt. We also had a $224,577 loss on debt conversion, interest expense of $98,272 and interest income of $4,317, for a net total other expense of $456,127 compared to $122,271 for the year ended August 31, 2013, an increase of $333,856.

Net Loss

Overall we recorded a net loss of $1,387,784 for the year ended August 31, 2014, as compared to a net loss of $1,332,991 for the year ended August 31, 2013.

Liquidity and Capital Resources

As of August 31, 2014, we had an accumulated deficit of $2,799,397 and a working capital deficit of $1,116,379. For year ended August 31, 2014, net cash used in operating activities was $456,672 and we received $498,705 from financing activities.

We have received short term loan financing to fund operations under various promissory notes. Our promissory note obligations currently issued and outstanding are as follows:

We owe the principal sum of $100,000 to Steven J. Caspi under the terms of a Forbearance Agreement issued March 10, 2014 which modified the terms of the original Convertible Promissory Note and Security Agreement (the “Note”) issued November 19, 2012. The Forbearance Agreement bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2014. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $0.005 per share. As of August 31, 2014, this note is still outstanding and has accrued interest of $9,166.

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998, $2,150 of which has been repaid. The note bears interest at 5% and was due November 30, 2013. On July 22, 2014, the principal and accrued interest were rolled into a new convertible promissory note for $304,973. The new note bears interest at 8% per annum and is convertible at a 49% discount of the average trading price during the ten days preceding the conversion date. The note is shown net of a debt discount of $244,839 at August 31, 2014 and has accrued interest of $2,411.

Subsequent to the reporting period, on September 15, 2014, a portion of the Bruce Knoblich note in the amount $20,000 was assigned to Blackbridge Capital Partners, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with Blackbridge Capital Partners, LLC. The replacement note bears interest at 5% per annum, is due on or before March 17, 2015, and is convertible into shares of our common stock at price equal to a fifty percent (50%) discount to our lowest trading price during the forty (40) trading days preceding the conversion.

Subsequent to the reporting period, on September 24, 2014, a portion of the Bruce Knoblich note in the amount $50,000 was assigned to WHC Capital, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with WHC Capital, LLC. The replacement note bears interest at 12% per annum, is due on or before September 25, 2015, and is convertible into shares of our common stock at price equal to a forty nine percent (49%) discount to our lowest trading price during the three (3) trading days preceding the conversion.

Subsequent to the reporting period, on October 24, 2014, a portion of the Bruce Knoblich note in the amount $50,000 was assigned to Beaufort Capital Partners, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with Beaufort Capital Partners, LLC. The replacement note is non-interest bearing, due on demand, and is convertible into shares of our common stock at price equal to a fifty percent (50%) discount to our lowest trading price during the twenty (20) trading days preceding the conversion.

On June 19, 2013, we entered into a $300,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $30,000. Funds are loaned to the Company under a series of advances made under the Note. Loans made under the Note mature in one year from the date of the advance and, if repaid within ninety (90) days from the date of issue, the loans will not bear interest. Upon ninety days after the date of issue, a onetime interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the balance under the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date.

Our outstanding loans with JMJ under the Note as of August 31, 2014 are as follows:

Date	Due Date	Principal and Interest Amount
September 30, 2013	September 30, 2014	$20,772
April 17, 2014	April 17, 2015	$49,777
June 24, 2014	June 24, 2015	$49,777
	Total	$120,326

We have received financing under a series of Convertible Promissory Notes (the “Notes”) issued to Asher Enterprises, Inc. (“Asher”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine months from the respective dates of issue. The Notes may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Note is 51% of the Market Price of our common stock on the conversion dates. For purposes of the Notes, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 30 trading days immediately preceding the conversion dates. As of August 31, 2014, the total principal and interest due under these notes is $73,000 and $2,848, respectively.

On March 5, 2014, the Company executed a Convertible Promissory Note (the “note”) with Black Mountain Equities, Inc. (“Black Mountain”). The nominal principal sum of the Note is $250,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which is made at the sole discretion of Black Mountain. The Note is convertible into common stock in whole or in part at a variable conversion price equal to the lessor of $0.025 or a 60% discount to the lowest trade price in the twenty five trading days prior to conversion. The Company received its first payment towards the loan of $25,000. As of August 31, 2014, the total principal and interest due under these notes is $27,500 and $2,750, respectively.

We have also received short term financing from KBM Worldwide, Inc. (“KBM”) under a series of Securities Purchase Agreements (the “SPAs”) and a Convertible Promissory Notes (the “Notes”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine (9) months from issue. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Notes is a 49% discount to the average of the 3 lowest closing prices for our common stock on the 30 trading days immediately preceding the conversion dates.

Our outstanding loans with KBM are as follows:

Date	Due Date	Principal Amount
March 19, 2014	December 26, 2014	$53,000
May 20, 2014	February 20, 2015	$53,000
August 18, 2014	May 20, 2015	$53,000
	Total	$159,000

On July 11, 2014, the Company executed a convertible promissory note for $31,500 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before July 11, 2015. The note is convertible at a 45% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of August 31, 2014 is $359.

We will require significant additional financing in order to move forward effectively with the development of our current business plan. We intend to fund the development of our new business through debt and/or equity financing arrangements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, in amounts sufficient to fund our planned acquisitions and other activities, or at all.

Off Balance Sheet Arrangements

As of August 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have yet to achieve profitable operations, have accumulated losses of $2,799,397 since our inception and expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing from shareholders or other sources to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity and/or debt financing, however there is no assurance of additional funding being available or on acceptable terms, if at all.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AJA Cannafacturing, Inc.

We have audited the accompanying consolidated balance sheet of AJA Cannafacturing, Inc. as of August 31, 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. AJA Cannafacturing, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AJA Cannafacturing, Inc. as of August 31, 2014, the results of their operations, and their cash flows, for the year ended August 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (9) to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (9). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
December 16, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Aja Cannafacturing, Inc. (formerly known as IDS Industries, Inc.)

Lake Elsinore, California

We have audited the accompanying consolidated balance sheet of Aja Cannafacturing, Inc. (formerly known as IDS Industries, Inc.) as of August 31, 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDS industries, Inc. as of August 31, 2013, and the results of its operations and its cash flows for the year ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

December 11, 2013

AJA CANNAFACTURING, INC.

(FORMERLY IDS INDUSTRIES, INC.)

CONSOLIDATED BALANCE SHEETS

	August 31, 2014	August 31, 2013
ASSETS
Current Assets:
Cash	$43,993	$1,960
Accounts receivable, net of allowance of $8,753 and $4,950, respectively	8,752	4,950
Prepaid expenses and other current assets	88,871	80,196
Inventory	—	32,682
Other receivable, related party	—	77,307
Interest receivable, related party	—	2,612
Total Current Assets	141,616	199,707
Total Assets	$141,616	$199,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Cash overdraft	$—	$12,413
Accounts payable	154,178	159,596
Derivative liability	558,194	148,870
Accrued compensation	52,686	—
Accrued expenses	43,483	10,159
Accrued interest	26,051	19,990
Convertible notes payable, net of discount of $174,125 and $93,858, respectively	340,813	265,992
Notes payable – related party net of discount of $244,839 and $0, respectively	30,135	290,098
Other notes payable	52,455	30,000
Total Current Liabilities	1,257,995	937,118

Total Liabilities	1,257,995	937,118

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.001, 10,000,000 authorized, no shares issued and outstanding	—	—
Common stock, $.001 par value, 500,000,000 common shares authorized, 127,184,335 and 34,313,114 shares issued and outstanding, respectively	127,184	34,313
Additional paid in capital	1,555,834	639,889
Accumulated deficit	(2,799,397)	(1,411,613)
Total Stockholders’ Deficit	(1,116,379)	(737,411)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$141,616	$199,707

The accompanying notes are an integral part of these consolidated financial statements.

AJA CANNAFACTURING, INC.

(FORMERLY IDS INDUSTRIES, INC.)

STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2014	2013

Revenue	$22,932	$37,074
Cost of revenue	36,229	93,727
Gross margin	(13,297)	(56,653)

Operating expenses:
Professional fees	91,941	127,517
Stock based compensation	207,153	467,448
Salaries and wages	310,005	292,956
Marketing and advertising	47,710	135,702
General and administrative	261,551	130,444
Total operating expenses	918,360	1,154,067
Loss from operations	(931,657)	(1,210,720)

Other income and (expense):
Amortization of debt discount	(410,598)	(92,751)
Derivative expense	(581,179)	—
Gain (loss) on derivative liability	854,182	(10,794)
Loss on debt conversion	(224,577)	—
Interest expense	(98,272)	(21,388)
Interest income	4,317	2,662
Total other expense	(456,127)	(122,271)
Loss before provision for income taxes	(1,387,784)	(1,332,991)

Provision for income taxes	—	—

Net Loss	$(1,387,784)	$(1,332,991)

Loss per share:
Basic and diluted	$(0.02)	$(0.04)

Weighted average shares outstanding: basic and diluted	73,614,030	38,356,630

 The accompanying notes are an integral part of these consolidated financial statements.

AJA CANNAFACTURING, INC.

(FORMERLY IDS INDUSTRIES, INC.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AUGUST 31, 2014

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance, August 31, 2012	144,000,000	$144,000	$(109,000)	$(78,622)	$(43,622)
Common stock issued for services	3,157,750	3,158	464,290	—	467,448
Common stock returned	(113,000,004)	(113,000)	113,000	—	—
Common stock issued for cash	155,368	155	15,843	—	15,998
Conveyance of subsidiary	—	—	57,147	—	57,147
Debt discount on convertible notes	—	—	98,609	—	98,609
Net loss for the year ended August 31, 2013	—	—	—	(1,332,991)	(1,332,991)
Balance, August 31, 2013	34,313,114	34,313	639,889	(1,411,613)	(737,411)
Common stock issued for services	8,120,000	8,120	166,513	—	174,633
Common stock issued for cash	1,333,333	1,333	18,667	—	20,000
Common stock issued for compensation	6,500,000	6,500	74,750	—	81,250
Common stock issued for conversion of debt	76,917,888	76,918	551,538	—	628,456
Warrants issued for loan fee	—	—	44,169	—	44,169
Debt discount on convertible notes	—	—	60,308	—	60,308
Net loss for the year ended August 31, 2014	—	—	—	(1,387,784)	(1,387,784)
Balance, August 31, 2014	127,184,335	$127,184	$1,555,834	$(2,799,397)	$(1,116,379)

The accompanying notes are an integral part of these consolidated financial statements.

AJA CANNAFACTURING, INC.

(FORMERLY IDS INDUSTRIES, INC.)

STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2014	2013
Cash flows from operating activities:
Net loss for the year	$(1,387,784)	$(1,332,991)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation and services	207,153	467,448
(Gain) loss on fair value of derivatives	(854,182)	10,794
Amortization of discounts	410,598	93,989
Loss on debt conversion	224,577	—
Bad debt expense	42,972	4,950
Inventory impairment	32,682	—
Excess of fair value of derivatives	—	50,076
Derivative expense	581,179	—

Change in assets and liabilities:
Increase in accounts receivable	(3,802)	(9,900)
Purchase of inventory	—	(32,682)
(Increase)/decrease in prepaids and other current assets	103,224	(82,949)
(Increase)/decrease in note receivable – related party	39,764	(77,307)
Increase in interest receivable – related party	(2,817)	(2,612)
Increase/(decrease) in accounts payable	7,419	172,009
Increase/(decrease) in accrued expenses	142,345	30,149
Net cash used in operating activities	(456,672)	(709,026)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from convertible debt	476,500	359,850
Payments on convertible debt	(17,500)	—
Increase / (decrease) in note payable – related party	(2,150)	289,998
Increase in other notes payable	21,855	30,000
Proceeds from the sale of common stock	20,000	15,998
Net cash provided by financing activities	498,705	695,846
Net increase / (decrease) in cash	42,033	(13,180)
Cash at beginning of period	1,960	15,140
Cash at end of period	$43,993	$1,960
Supplemental Cash Flow Information:
Cash paid for interest	$2,617	$55
Cash paid for taxes	$—	$—
Supplemental disclosure of non-cash activities
Conveyance of subsidiary	$—	$57,147
Common stock issued for conversion of debt	$628,455	$—
Issuance of common stock warrants in connection with debt	$55,932	$—
Debt discount from fair value of embedded derivatives	$1,263,506	$—

The accompanying notes are an integral part of these consolidated financial statements.

 AJA CANNAFACTURING, INC.

(FORMERLY IDS INDUSTRIES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Aja Cannafacturing, Inc. (“Aja” or the “Company”) is focusing on the breeding, cultivation, and processing of raw industrial Cannabis materials for industry specific applications such as building materials (Hempcrete), automotive (biofuels), plastics (healthcare) and textiles (fabrics).

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

Effective August 7, 2014, the board of directors authorized a change in the name of the company to “Aja Cannafacturing, Inc.” The new name reflects the direction and focus of the Company more accurately.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Aja Cannafacturing, Inc. and its wholly-owned subsidiary Propel Management Group, Inc. and Charge! Energy Storage, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2014 and 2013.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Potentially dilutive shares were excluded from the computation as of August 31, 2014 and 2013 since they would have been anti-dilutive.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of August 31, 2014 and 2013.

	Level I	Level II	Level III	Total
Derivative liability
August 31, 2014	$—	$558,194	$—	$558,194
August 31, 2013	$—	$148,870	$—	$148,870

Stock-Based Compensation

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes the fair value of the equity instruments issued as deferred stock compensation and amortizes the cost over the term of the contract. During the year ended August 31, 2013, the Company issued 3,157,750 shares of common stock valued at $467,448 to non-employees. During the year ended August 31, 2014, the Company issued 8,120,000 shares of common stock valued at $174,633 to non-employees. As of August 31, 2014, $75,955 remains in deferred stock compensation expense.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. During the year ended August 31, 2014, the Company issued 6,500,000 shares of common stock valued at $81,250 to its CEO.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at August 31, 2014 and 2013.

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

NOTE 2 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at:

	August 31, 2014	August 31, 2013
Prepaid consulting	$75,955	$64,824
Other assets	5,319	—
Unamortized original issue discount	7,344	6,762
Deferred financing costs	253	8,610
Total prepaid expenses and other current assets	$88,871	$80,196

NOTE 3 – CONVERTIBLE NOTES PAYABLE

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

On December 3, 2012, the Company executed a convertible promissory note with Steven J. Caspi (“Caspi”) for $125,000. The note bears interest at 5% and was due on or before November 30, 2013. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $1.25. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $60,000. This amount has been recorded as a discount against the outstanding balance of the note. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $16,455 based on the discount to market available at the time of issuance. The discount has been fully amortized to interest expense. On March 10, 2014, the Company executed a forbearance agreement with the lender modifying the terms of the original agreement. Per the new agreement the conversion price was changed to $0.005 per share and the due date was extended to November 30, 2014. As a result of the new conversion price the Company recorded an additional debt discount of $48,539. The additional discount will be amortized over the remaining term of the note. On March 21, 2014, $25,000 of the note was converted into 5,000,000 shares of common stock. The note is shown net of a debt discount of $10,094 and the note has accrued interest of $9,166.

On March 20, 2013, the Company executed a convertible promissory note for $32,500 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before December 26, 2013. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $49,939 based on the Black Scholes Merton pricing model. During the year ended August 31, 2014, the total principal of $32,500 and accrued interest of $1,300 was converted into 6,143,590 shares of common stock. As a result of the conversion $8,125 of the remaining debt discount was expensed and the company recognized a gain on derivative liability of $35,600.

On April 4, 2013, the Company executed a convertible promissory note for $15,500 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before January 8, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $15,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $21,610 based on the Black Scholes Merton pricing model. During the year ended August 31, 2014, the total principal of $15,500 and accrued interest of $620 was converted into 3,526,087 shares of common stock. As a result of the conversion $6,045 of the remaining debt discount was expensed and the Company recognized a gain on derivative liability of $17,286.

On June 3, 2013, the Company executed a convertible promissory note for $32,500 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before March 5, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $34,945 based on the Black Scholes Merton pricing model. During the year ended August 31, 2014, the total principal of $32,500 and accrued interest of $1,300 was converted into 7,347,826 shares of common stock. As a result of the conversion $2,865 of the remaining debt discount was expensed and the Company recognized a gain on derivative liability of $78,028.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder. The note bears interest at 10% and was due within ninety days. On October 15, 2014, the original $15,000, accrued interest of $600 and an additional cash loan of $8,755 was rolled into a new convertible promissory note for $24,355. The new note bears interest at 10% per annum and is convertible at a 49% discount of the VWAP occurring during the ten days preceding the conversion date. The Company recorded a debt discount in the amount of $24,355 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $35,664 based on the Black Scholes Merton pricing model using the following attributes: .68% risk free rate, 258% volatility and a three year term to maturity. As of August 31, 2014, $7,117 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $20,506 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $17,238 at August 31, 2014 as accrued interest of $2,090.

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

On June 19, 2013, the Company received its first payment on the original JMJ financial convertible promissory note dated June 19, 2013 of $60,500, including a $5,500 original issue discount. The Company recorded a debt discount in the amount of $60,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $75,507 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 134% volatility and a one year term to maturity. During the six months ended February 28, 2014, principal of $11,351 and accrued interest of $7,944 was converted into 4,200,000 shares of common stock. As a result of the conversion $3,452 of the debt discount was accelerated and expensed. On March 19, 2014, the remaining principal of $20,900 was converted into 3,800,000 shares of common stock. As a result of the conversion the remaining $14,614 of debt discount was expensed to interest expense and the Company recognized a gain on derivative liability of $241,878.

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

On August 14, 2013, the Company received its second payment on the original JMJ financial convertible promissory note dated June 19, 2013 of $27,500, including a $2,500 original issue discount. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $62,569 based on the Black Scholes Merton pricing model using the following attributes: .12% risk free rate, 144% volatility and a one year term to maturity. During the year ended August 31, 2014 the principal of $27,500 and $3,611 of accrued interest was converted into 7,000,000 shares of common stock. As a result of the conversion the remaining $6,932 of debt discount was expensed to interest expense and the Company recognized a gain on derivative liability of $126,070.

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

On September 30, 2013, the Company received its third payment on the original JMJ financial convertible promissory note dated June 19, 2013 of $27,500, including a $2,500 original issue discount. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $70,390 based on the Black Scholes Merton pricing model using the following attributes: .10% risk free rate, 261% volatility and a one year term to maturity. On June 5, 2014, $20,250 of principal was converted into 4,500,000 shares of common stock. As of August 31, 2014; $25,316 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $19,877 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $2,184 at August 31, 2014.

On January 22, 2014, we obtained short term financing from Finiks Capital, LLC under a Promissory Note in the amount of $100,000 (the “Note”). The Note features an original issue discount of ten percent (10%) and has a face amount of $100,000. We will initially receive $20,000 from the Lender and will receive additional funds at the Lender’s sole discretion. The Note accrues no interest if the principal sum due is repaid within ninety days. The Note incurs interest one time at a rate of ten percent (10%) on the principal sum due, with all principal and interest due in full on the maturity date of one hundred eighty days from the date of issue. At any time, the Note may be converted, in whole or in part at the option of the holder, at a price per share of fifty-one percent (51%) of the average of the three lowest bid side prices in the ten trading days previous to the conversion. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $34,965 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 134% volatility and a six month term to maturity. On July 18, 2014, the total principal of $22,000 and accrued interest of $2,200 was converted into 5,176,471 shares of common stock. As a result of the conversion $6,112 of the remaining debt discount was expensed and the Company recognized a gain on derivative liability of $40,583.

On February 4, 2014, we obtained short term financing from GCEF Opportunity Fund, LLC under a Promissory Note in the amount of $33,000. The Note features an original issue discount of ten percent (10%) and we will therefore receive $30,000 in actual funding. The Note is due within forty-five days, with an additional fifteen day grace period. As an additional loan fee, we have agreed to issue the Lender 2,000,000 shares of our common stock. These shares were valued at $0.0188, the closing market price on the day of issuance for total non-cash expense of $37,600. If the Note is not repaid by the maturity date, it shall be converted into 3,465,000 shares of our common stock, representing conversion of the principal, the original issue discount, and an interest at the rate of fifteen percent (15%) into common stock at a price of $0.01 per share. On March 31, 2014, $15,000 was repaid on the note. On June 3, 2014, the remaining principal of $18,000 and accrued interest of $1,650 was converted into 3,930,000 shares of common stock.

On February 26, 2014, The Company received an additional $20,000 from Finiks Capital. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $47,295 based on the Black Scholes Merton pricing model using the following attributes: .08% risk free rate, 212% volatility and a six month term to maturity. On July 22, 2014, the total principal of $22,000 and accrued interest of $2,200 was converted into 5,176,471 shares of common stock. As a result of the conversion $10,512 of the remaining debt discount was expensed and the Company recognized a gain on derivative liability of $33,247.

On February 27, 2014, the Company executed a convertible promissory note for $73,000 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before December 3, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $73,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $118,582 based on the Black Scholes Merton pricing model. As of August 31, 2014, the Company fair valued the derivative at $91,120 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $70,080 at August 31, 2014 and has accrued interest of $2,848.

On March 19, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before December 26, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of August 31, 2014 is $1,870.

On May 20, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before February 23, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of August 31, 2014 is $1,429.

On April 17, 2014, the Company received its fourth payment on the original JMJ financial convertible promissory note dated June 19, 2013 of $44,000, including a $4,000 original issue discount. The Company recorded a debt discount in the amount of $44,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $104,127 based on the Black Scholes Merton pricing model using the following attributes: .11% risk free rate, 214% volatility and a one year term to maturity. As of August 31, 2014; $16,394 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $60,776 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $27,606 at August 31, 2014.

On March 5, 2014, the Company executed a Convertible Promissory Note (the “note”) with Black Mountain Equities, Inc. (“Black Mountain”). The nominal principal sum of the Note is $250,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which is made at the sole discretion of Black Mountain. The Note is convertible into common stock in whole or in part at a variable conversion price equal to the lessor of $0.025 or a 60% discount to the lowest trade price in the twenty five trading days prior to conversion. The Company received its first payment towards the loan of $25,000. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $110,515 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 193% volatility and a one year term to maturity. As of August 31, 2014, $13,487 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $33,509 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $14,013 at August 31, 2014.

On August 18, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before May 20, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of August 31, 2014 is $46.

On July 11, 2014, the Company executed a convertible promissory note for $31,500 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before July 11, 2015. The note is convertible at a 45% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of August 31, 2014 is $359.

On June 24, 2014, the Company received its fifth payment on the original JMJ financial convertible promissory note dated June 19, 2013 of $44,000, including a $4,000 original issue discount. The Company recorded a debt discount in the amount of $44,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $66,010 based on the Black Scholes Merton pricing model using the following attributes: .11% risk free rate, 214% volatility and a one year term to maturity. As of August 31, 2014, $11,090 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $63,221 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $32,910 at August 31, 2014.

A summary of the status of the Company’s debt discounts, derivative liabilities and original issue discounts, and changes during the periods is presented below:

Debt Discount	August 31, 2013	Additions	Amortization	August 31, 2014
Asher – 3/20/13	$—	$32,500	(32,500)	$—
Asher – 4/4/13	—	15,500	(15,500)	—
Asher – 6/3/13	—	32,500	(32,500)	—
Asher – 8/5/13	—	32,500	(32,500)	—
Asher – 2/27/14	—	73,000	(2,920)	70,080
Black Mountain – 3/5/14	—	27,500	(13,487)	14,013
Caspi	19,480	48,545	(57,931)	10,094
Finiks – 1/21/14	—	22,000	(22,000)	—
Finiks – 2/26/14	—	22,000	(22,000)	—
GCEF Opportunity	—	11,769	(11,769)	—
Hendrickson – 9/16/13	—	10,000	(10,000)	—
JMJ – 6/19/13	48,234	—	(48,234)	—
JMJ – 8/14/13	26,144	—	(26,144)	—
JMJ – 9/30/13	—	27,500	(25,316)	2,184
JMJ – 4/17/14	—	44,000	(16,394)	27,606
JMJ – 6/24/14	—	44,000	(11,090)	32,910
Knoblich	—	274,973	(30,134)	244,839
Neal	—	24,355	(7,117)	17,238
	$93,858	$742,642	$(417,536)	$418,964

Derivative Liabilities	August 31, 2013	Initial Valuation	Revaluation on 8/31/14	Change in fair value of Derivative
Asher – 3/20/13	$—	$49,939	$—	$(49,939)
Asher – 4/4/13	—	21,610	—	(21,610)
Asher – 6/3/13	—	34,945	—	(34,945)
Asher – 8/5/13	—	155,554	—	(155,554)
Asher – 2/27/14		118,852	91,120	(27,732)
Black Mountain – 3/5/14	—	110,515	33,509	(77,006)
Finiks – 1/21/14	—	34,965	—	(34,965)
Finiks – 2/26/14	—	47,295	—	(47,295)
Hendrickson – 9/16/13	—	18,300	—	(18,300)
JMJ – 6/19/13	102,245	—	—	(102,245)
JMJ – 8/14/13	46,625	—	—	(46,625)
JMJ – 9/30/13	—	70,390	19,877	(50,513)
JMJ - 4/17/14	—	104,127	60,776	(43,351)
JMJ – 6/24/14	—	66,010	63,221	(2,789)
Knoblich	—	395,340	269,185	(126,155)
Neal	—	35,665	20,506	(15,158)
	$148,870	$1,263,506	$558,194	$(854,182)

Original Issue Discount	August 31, 2013		Additions	Amortization	August 31, 2014
Black Mountain – 3/5/14	$		$2,500	$(1,095)	$1,405
Finiks – 1/21/14		—	2,000	(2,000)	—
Finiks – 2/26/14		—	2,000	(2,000)	—
GCEF Opportunity		—	3,000	(3,000)	—
JMJ – 6/19/13		4,385	—	(4,385)	—
JMJ – 8/14/13		2,377	—	(2,377)	—
JMJ – 9/30/13		—	2,500	(2,315)	185
JMJ – 4/17/14		—	4,000	(1,501)	2,499
JMJ – 6/4/14			4,000	(745)	3,255
		$6,762	$20,000	$(19,418)	$7,344

NOTE 4 – NOTES PAYABLE

On June 12, 2013, the Company executed a promissory note for $15,000. The loan was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. This loan had been extended with no specific terms of repayment.

As of August 31, 2014, the Company owed various shareholders $13,100 for advances made to cover certain operating costs. The loans accrue interest at 8% per annum and are due on demand.

NOTE 5 – STOCK WARRANTS

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

Pursuant to the terms and conditions of the Warrant agreement dated February 27, 2014, the Company issued a warrant to purchase 2,000,000 shares of the Company’s common stock. The aggregate fair value of the warrants totaled $44,169 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.01, 2.11% risk free rate, 246% volatility and expected life of the warrants of 7 years.

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, August 31, 2013	65,625	$0.06	$0.03

Issued	3,000,000	—	0.03
Exercised	—	—	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, August 31, 2014	3,065,625	$0.03	$0.03

Exercisable, August 31, 2014	3,065,625	$0.03	$0.03

Range of Exercise Prices	Number Outstanding at 8/31/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.10 - $2.00	3,065,625	6.3 years	$0.03

NOTE 6 –COMMON STOCK TRANSACTIONS

On September 19, 2012, Mr. Hamilton, the Company’s former CEO and Director, cancelled 113,000,004 of his shares and returned them to treasury.

On or about November 8, 2012, the Company issued 120,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance of $0.208, for a total non-cash expense of $25,000.

On January 4, 2013, the Company issued 100,000 shares of common stock for consulting services. The shares were valued using the closing stock price on the day of issuance of $1.45, for a total non-cash expense of $145,000.

Effective February 7, 2013, the board of directors approved a one for twelve forward split of the Company’s common stock.

On February 15, 2013, the Company issued 1,200,000 shares of common stock for advertising and investor relation services. The shares were valued using the closing stock price on the day of issuance of $0.205, for a total non-cash expense of $246,000.

On May 8, 2013, the Company issued 99,996 shares of common stock to its former CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total non-cash expense of $9,250.

On December 10, 2013, the company sold 1,333,333 shares of common stock to its CEO for total cash proceeds of $20,000.

During the year ended August 31, 2014, the Company issued a total of 5,988,935 shares of common stock to Argent Offset, LLC in conversion of total principal and interest of $41,923, (see Note 4). The conversions resulted in a total loss on conversion of debt of $194,577.

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

On June 3, 2014, the Company issued 3,930,000 shares of common stock to GCEF Opportunity Fund in conversion of total principal and interest of $19,650.

In July 2014, the Company issued 10,352,942 shares of common stock to Finiks Capital LLC in conversion of total principal and interest of $48,400.

On July 22, 2014, the Company issued 6,000,000 shares of common stock to the Company’s former CEO, Bruce Knoblich in conversion of $30,000 of the amount due to him.

During the year ended August 31, 2014, the Company issued a total of 23,848,014 shares of common stock to Asher Enterprises, Inc. in conversion of total principal and interest of $117,520 (see Note 4).

During the year ended August 31, 2014, the Company issued a total of 19,500,000 shares of common stock to JMJ Financial in conversion of total principal and interest of $109,895 (see Note 4).

During the year ended August 31, 2014, the Company issued a total of 8,120,000 shares of common stock for services. The shares were valued using the closing stock price on the day of issuance, for a total non-cash expense of $174,635, $75,955 of which remains in deferred stock compensation.

NOTE 7- RELATED PARTY TRANSACTIONS

On May 8, 2013, the Company issued 99,996 shares of common stock to its former CFO, for services. The shares were valued using the closing stock price on the day of issuance of $0.093, for a total expense of $9,250.

On August 15, 2013, the Company executed a Note Receivable for $77,307 for funds that it had advanced to another company owned by the former CEO. The note bears interest at 8% and was to mature in ninety days. During the year ended August 31, 2014, $39,764 and $1,500 was paid back on the principal and interest, respectively on this loan. As of August 31, 2014, the Company from which the note was due ceased operations. As a result management determined that the note and all accrued interest had become uncollectible. The Company has recognized a loss on bad debt of $42,972.

On December 10, 2013, the Company sold 1,333,333 shares of common stock to its CEO for total cash proceeds of $20,000.

On February 7, 2014, Company issued 6,500,000 shares of common stock to its CEO, for services. The shares were valued using the closing stock price on the day of issuance of $0.0125, for a total expense of $81,250.

Notes Payable

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998, $2,150 of which has been repaid. The note bears interest at 5% and was due November 30, 2013. On July 22, 2014, the principle and accrued interest were rolled into a new convertible promissory note for $304,973. The new note bears interest at 8% per annum and is convertible at a 49% discount of the average trading price during the ten days preceding the conversion date. The Company recorded a debt discount in the amount of $274,973 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $395,341 based on the Black Scholes Merton pricing model using the following attributes: .11% risk free rate, 230% volatility and a one year term to maturity. As of August 31, 2014, $30,134 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $269,185 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $244,839 at August 31, 2014 plus accrued interest of $2,411.

NOTE 8 – INCOME TAXES

For the year ended August 31, 2014, the Company has incurred a net loss of $1,381,377 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,799,000 at August 31, 2014, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended August 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$471,847	$453,217
Less: valuation allowance	(471,847)	(453,217)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of August 31, 2014 and 2013:

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$951,794	$479,948
Valuation allowance	(951,794)	(479,948)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $2,799,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of August 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Nevada.

NOTE 9- GOING CONCERN

As of August 31, 2014, the Company has a working capital deficit of $1,192,334, limited revenue and an accumulated deficit of $2,799,397. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to August 31, 2014, Black Mountain Equities, Inc. converted $23,800 of the amount due to them into 26,240,311 shares of common stock.

Subsequent to August 31, 2014, Asher Enterprises, Inc. converted $73,000 of the amount due to them into 42,830,672 shares of common stock.

Subsequent to August 31, 2014, JMJ Financial converted $26,352 of the amount due to them into 29,483,336 shares of common stock.

Subsequent to August 31, 2014, KBM Worldwide, Inc. converted $44,225 of the amount due to them into 41,833,761 shares of common stock.

On September 15, 2014, a portion of the Bruce Knoblich note in the amount $20,000 was assigned to Blackbride Capital Partners, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with Blackbridge Capital Partners, LLC. The replacement note bears interest at 5% per annum, is due on or before March 17, 2015, and is convertible into shares of our common stock at price equal to a fifty percent (50%) discount to our lowest trading price during the forty (40) trading days preceding the conversion.

On September 22, 2014, Blackbridge Capital, LLC converted $20,000 of the amount due to them into 12,121,212 shares of common stock.

On September 24, 2014, a portion of the Bruce Knoblich note in the amount $50,000 was assigned to WHC Capital, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with WHC Capital, LLC. The replacement note bears interest at 12% per annum, is due on or before September 25, 2015, and is convertible into shares of our common stock at price equal to a forty nine percent (49%) discount to our lowest trading price during the three (3) trading days preceding the conversion.

On October 21, 2014, the Company’s Board of Directors approved a resolution to amend its Articles of Incorporation to increase the aggregate number of common shares that it may issue to three billion (3,000,000,000) shares.

On October 24, 2014, a portion of the Bruce Knoblich note in the amount $50,000 was assigned to Beaufort Capital Partners, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with Beaufort Capital Partners, LLC. The replacement note bears interest at 12% per annum, is due on or before October 9, 2015, and is convertible into shares of our common stock at price equal to a fifty percent (50%) discount to our lowest trading price during the twenty (20) trading days preceding the conversion.

On October 17, 2014, our board of directors approved a Certificate of Designation for Class A Convertible Preferred Stock. This newly designation class of preferred stock consists of one million (1,000,000) shares. Class A Convertible Preferred Stock votes together with our common stock at a rate of three thousand (3,000) votes for each preferred share held. In addition, Class A Convertible Preferred Stock is convertible to shares of our common stock, at the option of the holder, at a rate of one share of common stock for each preferred share held. In any liquidation, holders of our Class A Convertible Preferred Stock will participate pro-rata with the holders of our common stock. Shares of Class A Convertible Preferred Stock have no dividend rights.

On October 17, 2014, our board of directors approved an Executive Employment Agreement (the “Agreement”) with Kendall Smith under which Mr. Smith was retained to serve as our new President. Under the Agreement, Mr. Smith will serve as our President and CEO for an initial term ending on August 31, 2015, with an automatic renewal for an additional year unless the Agreement is terminated by advance notice. Mr. Smith’s base salary per year will be $100,000, subject to adjustments and performance bonuses to be determined by the board of directors. As a signing bonus under the Agreement, Mr. Smith was issued 1,000,000 shares of our newly-designated Class A Convertible Preferred Stock. As a result of the issuance 1,000,000 shares of Class A Convertible Preferred Stock to Kendall Smith, as discussed above, Mr. Smith is deemed to have acquired control of the company on October 17, 2014.

On November 4, 2014, Beaufort Capital Partners, LLC converted $4,900 of the amount due to them into 14,000,000 shares of common stock.

On November 6, 2014, our Board of Directors approved a Severance and Release Agreement (the “Agreement”) with our departing former CEO and board member, Scott Plantinga. The Agreement resolves all claims for compensation, benefits, or other consideration due to Mr. Plantinga under his Executive Employment Agreement dated September 1, 2013.

On November 20, 2014, our board of directors appointed Jesse Lopez to serve as a member of the board.

On November 24, 2014, Beaufort Capital Partners, LLC converted $5,850 of the amount due to them into 16,714,286 shares of common stock.

On December 11, 2014, WHC Capital, LLC converted $5,778 of the amount due to them into 19,586,000 shares of common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being August 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of August 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our sole executive officer and director is as follows:

Name	Age	Position(s) and Office(s) Held
Kendall Smith	33	President, Chief Executive Officer, Chief Financial Officer and Director
Jesse Lopez	31	Director
Pamela J. McKeown	52	Secretary and Treasurer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Kendall Smith is our President, Chief Executive Officer, and Chief Financial Officer, and a member of our Board of Directors. Mr. Smith is a business entrepreneur with over thirteen years of experience consulting and providing services in multiple sectors ranging from the cultivation and harvesting of cannabis and hemp to being a patient advocate and caregiver. Mr. Smith started his post academic career in 2001 operating a graphic design company. After selling his interest in that business in 2003, Mr. Smith attended College of Southern Nevada, where he focused his studies in the culinary arts and in food and beverage management. In 2005, Mr. Smith started Impressive Printing, a custom apparel and merchandise printing company focusing on institutional markets including public schools, sporting leagues, local bands and businesses. In January 2010, Mr. Smith founded two businesses, Juicy Freeze, a health juice bar that was located internally to athletic gyms, and Presidential Catering, a business specializing in meal planning and preparation and catering special events. In 2014, Mr. Smith founded Smith & Ramsay, LLC, a Nevada-based company that specializes in flavoring and aroma extraction servicing the food, beverage and tobacco industries. Mr. Smith has been an active volunteer with the Nevada Children’s Center, the Clark County School District, and 3Square Nevada, a statewide food bank. His drive for community activism and wellness education prompted his research in cannabinoids and the industrial hemp industry, where he continues to make strides in breeding and cultivation.

Jesse Lopez is a member of our Board of Directors. Mr. Lopez is currently a Vice President of NORML (National Organization of Reform of Marijuana Laws), and has been an activist for the cannabis movement for the past seventeen years. He has also been recently elected Vice President of AZ4NORML, which is a non-profit organization that is dedicated to reforming the current marijuana laws for the state of Arizona. Mr. Lopez was also one of the driving force behind Arizona's Prop-203, the ballot measure to legalize the use of medical marijuana in Arizona. He most recently wrote AZ-SB-2211, which allows for the growth of industrial hemp in the state as one of the largest agricultural crops. Mr. Lopez has also been a board member of Safer Arizona since January of 2014. From May 2012 to August 2014, Mr. Lopez was the owner of Dove Mountain Inflatables Inc. From December of 2010 to April of 2012, he was the General Manager and Executive Chef of the Port of Long Beach Restaurant. From June to December of 2010, he was the Kitchen Manager of the Shoreline Yacht Club of Long Beach. From January of 2008 to May of 2010, Mr. Lopez was Assistant General Manager of the Dove Mountain Ritz Carlton Property. In addition, he also held the title of corporate trainer for that company and opened three Ritz Carlton locations. From November of 2006 to January of 2010, Mr. Lopez was with Darden Restaurant Group, where was a Corporate Trainer and a Training Director, which included him personally overseeing the opening of numerous different locations.

Pamela J. McKeown is our Secretary, and Treasurer. For the past 12 years, Ms. McKeown has been the Controller for Installing Dealer Supply, Inc. She has been responsible for developing and managing the finances and accounting of Installing Dealer Supply along with the company’s operations, inclusive of sales, customer service, purchasing, inventory and credit management. Ms. McKeown has prior experience with large corporations, including DLS Constructors, a noted provider of underground piping for highways to the State of California, and with Air Control Management, Inc. (ACM), a supplier to the tract home industry.

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

Code of Ethics

As of August 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our current President, CEO, and CFO, Kendall Smith, is employed under an Executive Employment Agreement (the “Agreement”). Under the Agreement, Mr. Smith is serving as our President and CEO for an initial term ending on August 31, 2015, with an automatic renewal for an additional year unless the Agreement is terminated by advance notice. Mr. Smith’s base salary per year is $100,000, subject to adjustments and performance bonuses to be determined by the board of directors. As a signing bonus under the Agreement, Mr. Smith was issued 1,000,000 shares of Class A Convertible Preferred Stock. Class A Convertible Preferred Stock votes together with our common stock at a rate of three thousand (3,000) votes for each preferred share held. In addition, Class A Convertible Preferred Stock is convertible to shares of our common stock, at the option of the holder, at a rate of one share of common stock for each preferred share held. In any liquidation, holders of our Class A Convertible Preferred Stock will participate pro-rata with the holders of our common stock. Shares of Class A Convertible Preferred Stock have no dividend rights.

In addition, Mr. Smith is entitled under the Agreement to the issuance of a new class of preferred stock to-be-designated. This additional preferred stock interest will be granted in tranches upon the achievement of certain milestones as set forth in the Agreement and will, when fully issued, be convertible to a total of 50.1% of our total issued and outstanding common stock on the date of the Agreement. The Agreement contains a covenant not to compete with us in the fields of industrial hemp, medicinal marijuana, and related development, production, or sales for a period of two years after the termination of the Agreement.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended August 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kendall Smith, President, CEO, and CFO	2014 2013	$ n/a $ n/a	$ - - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ n/a $ n/a
Pamela J. McKeown, Secretary, and Treasurer	2014 2013	$ 45,959 $ 50,861	$ - $ n/a	$9,250 $ 9,250	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ 45,959 $ 60,111
George Rodriguez, former Vice President	2014 2013	$ 45,865 $ 64,167	$ - - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ 45,964 $ 64,167
Scott Plantinga, former President and CEO	2014 2013	$ 51,957 $ 11,697	$ - - $ n/a	$ 81,250 $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ 133,204 $ 11,697

Narrative Disclosure to the Summary Compensation Table

The table above reflects the compensation paid to each named executive officer during the fiscal year ended August 31, 2014 and 2013.  Our current President and CEO, Kendall Smith, did not serve during our most recent fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Kendall Smith	-	-	-	-	-	-	-	-	-
Pamela J. McKeown	-	-	-	-	-	-	-	-	-
George Rodriguez, former officer	-	-	-	-	-	-	-	-	-
Scott Plantinga, former officer	-	-	-	-	-	-	-	-	-

Director Compensation

The table below summarizes all compensation of our directors for the year ended August 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Kendall Smith	-	-	-	-	-	-	-
Jesse Lopez	-	-	-	-	-	-	-
Scott Plantinga, former director	-	-	-	-	-	-	-
Bruce R. Knoblich, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not compensate our directors for their service as directors at this time.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 11, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group:

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Kendall Smith 31500 Grape Street, Suite 3-345 Lake Elsinore, CA 92532	1,000,000(2)	0.25%
Common	Jesse Lopez 31500 Grape Street, Suite 3-345 Lake Elsinore, CA 92532	0	0%
Common	Pamela J. McKeown 31500 Grape Street, Suite 3-345 Lake Elsinore, CA 92532	1,219,996	0.31%
Common	Total all executive officers and directors (3 persons)	1,219,996	0.56%
Common	Other 5% Shareholders
	None
Class A Convertible Preferred	Kendall Smith 31500 Grape Street, Suite 3-345 Lake Elsinore, CA 92532	1,000,000(3)	100%
Class A Convertible Preferred	Jesse Lopez 31500 Grape Street, Suite 3-345 Lake Elsinore, CA 92532	0	0%
Class A Convertible Preferred	Pamela J. McKeown 31500 Grape Street, Suite 3-345 Lake Elsinore, CA 92532	0	0%
Class A Convertible Preferred	Total all executive officers and directors (3 persons)	1,000,000	100%

(1)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(2)	Reflects 1,000,000 shares of Class A Convertible Preferred Stock which are convertible to 1,000,000 shares of common stock.
(3)	Each share of Class A Convertible Preferred Stock is entitled to 3,000 votes on matters submitted to a vote of the shareholders. Mr. Smith therefore controls 3,000,000,000 shares in voting power, or approximately 88.43% of the shareholder voting power as of December 11, 2014

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as stated herein, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us:

1.                   On September 19, 2012, we entered into an Agreement of Conveyance, Transfer and Assignment of Membership Interests and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Sterling Hamilton. Pursuant to the Agreement, we transferred all membership interests in our operating subsidiary, SOI Nevada, LLC, to Mr. Hamilton. In exchange for this assignment of membership interests, Mr. Hamilton agreed to assume and cancel all liabilities relating to our former business of developing a chain of flotation tank therapy spas. In addition, Mr. Hamilton agreed to release all liability under a promissory note due and owing to him in the amount of $2,000.

2.                   On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998, $2,150 of which has been repaid. The note bears interest at 5% and was due November 30, 2013. On July 22, 2014, the principle and accrued interest were rolled into a new convertible promissory note for $304,973. The new note bears interest at 8% per annum and is convertible at a 49% discount of the average trading price during the ten days preceding the conversion date. The note is shown net of a debt discount of $244,839 at August 31, 2014 as accrued interest of $2,411. Subsequent to the reporting period, a total of $120,000 of this obligation has been assigned to unrelated third parties.

3.                   On November 6, 2014, our Board of Directors approved a Severance and Release Agreement (the “Agreement”) with our departing former CEO and board member, Scott Plantinga. The Agreement resolves all claims for compensation, benefits, or other consideration due to Mr. Plantinga under his Executive Employment Agreement dated September 1, 2013. The Agreement contains the following key terms:

•	Mr. Plantinga will be paid two cash installments totaling $45,000, with $25,000 due by November 10, 2014 and $20,000 due by February 10, 2014.
•	Mr. Plantinga will further be paid $133,000 within one year.
•	The cash payment obligations set forth above are further each documented by Convertible Promissory Notes which may be converted in whole or in part at a price equal to fifty percent (50%) of the market price of our common stock.
•	Mr. Plantinga will also be granted 1,500,000 shares of common stock.
•	Mr. Plantinga will be retained to advise the company under a Consulting Agreement which calls for compensation in the form of 58,500,000 shares of common stock.

4.                   Our current President, CEO, and CFO, Kendall Smith, is employed under an Executive Employment Agreement (the “Agreement”). Under the Agreement, Mr. Smith is serving as our President and CEO for an initial term ending on August 31, 2015, with an automatic renewal for an additional year unless the Agreement is terminated by advance notice. Mr. Smith’s base salary per year is $100,000, subject to adjustments and performance bonuses to be determined by the board of directors. As a signing bonus under the Agreement, Mr. Smith was issued 1,000,000 shares of Class A Convertible Preferred Stock. In addition, Mr. Smith is entitled under the Agreement to the issuance of a new class of preferred stock to-be-designated. This additional preferred stock interest will be granted in tranches upon the achievement of certain milestones as set forth in the Agreement and will, when fully issued, be convertible to a total of 50.1% of our total issued and outstanding common stock on the date of the Agreement. The Agreement contains a covenant not to compete with us in the fields of industrial hemp, medicinal marijuana, and related development, production, or sales for a period of two years after the termination of the Agreement.

5.                   We are currently negotiating an exclusive production agreement with Luna Agro & Earth Science, LLC (“LAES”), a Company partly owned by our CEO. The agreement would provide us with exclusive rights to twenty (20) acres of land dedicated to cultivating our planned line of proprietary industrial cannabis genetics. Under the production agreement, we would pay LAES a production fee of five percent (5%) of our total wholesale price of all materials supplied.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we believe that Jesse Lopez is an independent director.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended August 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$21,400	$11,000	$0	$0
2013	$16,000	$6,300	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Certificate of Designation – Class A Convertible Preferred Stock(2)
3.3	Bylaws(1)
10.1	Promissory Note to JMJ Financial(3)
10.2	Amendment to Promissory Note to JMJ Financial(3)
10.3	Promissory Note issued to Bruce R. Knoblich dated May 31, 2013(4)
10.4**	Convertible Promissory Note issued to Blackbridge Capital, LLC dated September 17, 2014
10.5**	Convertible Promissory Note issued to WHC Capital, LLC dated September 24, 2014
10.6**	Securities Exchange and Settlement Agreement with Beaufort Capital Partners dated October 24, 2014
10.7	Convertible Promissory Note with Asher Enterprises, Inc. dated February 27, 2014(5)
10.8	Securities Purchase Agreement with Asher Enterprises, Inc. dated February 27, 2014(5)
10.9**	Convertible Promissory Note with KBM Worldwide, Inc. dated March 19, 2014
10.10**	Securities Purchase Agreement with KBM Worldwide, Inc. dated March 19, 2014
10.11	Convertible Note issued to Black Mountain Equities, Inc. dated March 5, 2014(6)
10.12**	Convertible Promissory Note with KBM Worldwide, Inc. dated May 20, 2014
10.13**	Securities Purchase Agreement with KBM Worldwide, Inc. dated May 20, 2014
10.14**	Convertible Promissory Note with KBM Worldwide, Inc. dated August 18, 2014
10.15**	Securities Purchase Agreement with KBM Worldwide, Inc. dated August 18, 2014
10.16**	8% Convertible Redeemable Note with LG Capital Funding, LLC dated July 14, 2014
10.17	Executive Employment Agreement with Kendall Smith(7)
10.18	Severance and Release Agreement with Scott Plantinga(8)
10.19	Convertible Promissory Note and Security Agreement with Steven J. Caspi(9)
10.20**	Forbearance Agreement with Steven J. Caspi dated March 10, 2014
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended August 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1 filed October 26, 2011.

(2) Incorporated by reference to Current Report on Form 8-K filed October 22, 2014.

(3) Incorporated by reference to Current Report on Form 8-K filed June 21, 2013.

(4) Incorporated by reference to Quarterly Report on Form 10-Q filed July 15, 2013.

(5) Incorporated by reference to Quarterly Report on Form 10-Q filed April 21, 2014.

(6) Incorporated by reference to Quarterly Report on Form 10-Q filed July 21, 2014.
(7) Incorporated by reference to Current Report on Form 8-K filed October 22, 2014.

(8) Incorporated by reference to Current Report on Form 8-K filed November 7, 2014.

(9) Incorporated by reference to Current Report on Form 8-K filed December 7, 2012.

**Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJA CANNAFACTURING, INC.

By:	/s/ Kendall Smith
Kendall Smith
Title:	Chief Executive Officer, Chief Financial Officer, President and Director
Date:	December 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Kendall Smith
Kendall Smith
Title:	Chief Executive Officer, Chief Financial Officer, President and Director
Date:	December 16, 2014

By:	/s/ Jesse Lopez
Jesse Lopez
Title:	Director
Date:	December 16, 2014

