Form 10-Q
period 2014-11-30
Aja Cannafacturing, Inc.
filed 2015-01-20
CIK 1533455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2014

or

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-177518

Aja Cannafacturing, Inc.

(Exact name of registrant as specified in its charter)

Nevada	45-2758994
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

31500 Grape Street Suite 3-345 Lake Elsinore, CA 92532
(Address of principal executive offices)

(714) 733-1412
(Registrant’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer	☐Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 923,984,484 common shares as of January 12, 2014.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

3

AJA CANNAFACTURING, INC. (FORMERLY IDS INDUSTRIES, INC.) CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2014	August 31, 2014
ASSETS
Current Assets:
Cash	$5,868	$43,993
Accounts receivable, net of allowance of $8,753 and $8,753, respectively	8,752	8,752
Prepaid expenses and other current assets	9,882	88,871
Total Current Assets	24,502	141,616

Total Assets	$24,502	$141,616

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES:
Current Liabilities:
Accounts payable	$177,866	$154,178
Derivative liability	926,163	558,194
Accrued compensation	5,695	52,686
Accrued expenses	44,080	43,483
Accrued interest	33,957	26,051
Convertible notes payable, net of discount of $445,952 and $174,125, respectively	376,184	340,813
Notes payable – related party net of discount of $0 and $244,839, respectively	-	30,135
Other notes payable	25,100	52,455
Total Current Liabilities	1,589,045	1,257,995

Total Liabilities	1,589,045	1,257,995

STOCKHOLDERS’ DEFICIT:
Preferred stock, par value $.001, 10,000,000 authorized, 1,000,000 and 0 shares issued and outstanding, respectively	1,000	-
Common stock, $.001 par value, 3,000,000,000 common shares authorized, 434,932,056 and 127,184,335 shares issued and outstanding, respectively	434,932	127,184
Additional paid in capital	1,654,906	1,555,834
Accumulated deficit	(3,655,381)	(2,799,397)
Total Stockholders’ Deficit	(1,564,543)	(1,116,379)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,502	$141,616

The accompanying notes are an integral part of these consolidated financial statements.

AJA CANNAFACTURING, INC. (FORMERLY IDS INDUSTRIES, INC.) STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended November 30,
	2014	2013

Revenue	$-	$-

Operating expenses:
Professional fees	35,615	25,494
Stock based compensation	163,755	-
Salaries and wages	8,419	85,733
Marketing and advertising	9,150	23,850
General and administrative	175,488	105,018
Total operating expenses	392,427	240,095
Loss from operations	(392,427)	(240,095)

Other income and (expense):
Amortization of debt discount	(304,012)	(81,482)
Derivative expense	(422,992)	-
Gain (loss) on derivative liability	386,023	126,960
Loss on debt conversion	(70,849)	-
Penalty expense	(36,000)	-
Interest expense	(15,727)	(11,807)
Interest income	-	2,807
Total other expense	(463,557)	36,478
Loss before provision for income taxes	(855,984)	(203,617)

Provision for income taxes	-	-

Net Loss	$(855,984)	$(203,617)

Loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding: basic and diluted	273,869,821	34,313,114

 The accompanying notes are an integral part of these consolidated financial statements.

AJA CANNAFACTURING, INC. (FORMERLY IDS INDUSTRIES, INC.) STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(855,984)	$(203,617)
Adjustments to reconcile net loss to net cash used in operations:
Stock based compensation and services	163,755	-
(Gain) loss on fair value of derivatives	(386,023)	(126,960)
Amortization of discounts	304,012	81,482
Loss on debt conversion	70,849	-
Derivative expense	422,992	74,738
Severance and penalty expense	161,314	-
Change in assets and liabilities:
(Increase)/decrease in prepaids and other current assets	3,034	33,485
(Increase)/decrease in note receivable – related party	-	38,889
Increase in interest receivable – related party	-	(2,807)
Increase/(decrease) in accounts payable	23,689	49,692
Increase/(decrease) in accrued expenses	19,237	1,333
Net cash used in operating activities	(73,125)	(53,765)

Cash flows from investing activities:	-	-

Cash flows from financing activities:

Proceeds from convertible debt	38,000	35,000
Increase / (decrease) in note payable – related party	-	5,250
Increase / (decrease) in other notes payable	(3,000)	11,555
Net cash provided by financing activities	35,000	51,805
Net decrease in cash	(38,125)	(1,960)
Cash at beginning of period	43,993	1,960
Cash at end of period	$5,868	$-
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental disclosure of non-cash activities
Common stock issued for conversion of debt	$320,020	$-
Debt discount from fair value of embedded derivatives	$331,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

AJA CANNAFACTURING, INC.

(FORMERLY IDS INDUSTRIES, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The interim results for the three months ended November 30, 2014 are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the August 31, 2014 Form 10-K. The Company has adopted an August 31 year end.

Principles of Consolidation

The consolidated financial statements include the accounts of Aja Cannafacturing, Inc. and its wholly-owned subsidiary Propel Management Group, Inc. and Charge! Energy Storage, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2014 and August 31, 2014.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Potentially dilutive shares were excluded from the computation as of November 30, 2014 and 2013 since they would have been anti-dilutive.

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

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, prepaids, accounts payable, accrued liabilities, and notes payable, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of November 30, 2014 and August 31, 2014.

Derivative liability	Level I	Level II	Level III	Total
November 30, 2014	$-	$926,163	$-	$926,163
August 31, 2014	$-	$558,194	$-	$558,194

Stock-Based Compensation

The Company accounts for equity based transactions with non-employees under the provisions of ASC Topic No. 505-50, “Equity-Based Payments to Non-Employees” (“Topic No. 505-50”). Topic No. 505-50 establishes that equity-based payment transactions with non-employees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The fair value of common stock issued for payments to non-employees is measured at the market price on the date of grant. The fair value of equity instruments, other than common stock, is estimated using the Black-Scholes option valuation model. In general, the Company recognizes the fair value of the equity instruments issued as deferred stock compensation and amortizes the cost over the term of the contract. During the three months ended November 30, 2014, the Company issued 58,000,000 shares of common stock valued at $63,800 to non-employees.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered. During the three months ended November 30, 2014, the Company issued 4,000,000 shares of common stock valued at $23,000 to its employees.

Income Taxes

 Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at November 30, 2014 and 2013.

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

NOTE 2 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at:

	November 30, 2014	August 31, 2014
Prepaid consulting	$-	$75,955
Other assets	5,319	5,319
Unamortized original issue discount	4,563	7,344
Deferred financing costs	-	253
	$9,882	$88,871

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On December 3, 2012, the Company executed a convertible promissory note with Steven J. Caspi (“Caspi”) for $125,000. The note bears interest at 5% and was due on or before November 30, 2013. Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $1.25. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be $60,000. This amount has been recorded as a discount against the outstanding balance of the note. The discount is being amortized to interest expense over the life of the debt using the effective interest method. The note also issued one warrant giving the holder the right to purchase 15,625 shares of common stock at a price of $2.00 per share for a period of five years. As required by ASC 470-20 the Company recorded a debt discount to additional paid in capital in the amount of $16,455 based on the discount to market available at the time of issuance. The discount has been fully amortized to interest expense. On March 10, 2014, the Company executed a forbearance agreement with the lender modifying the terms of the original agreement. Per the new agreement the conversion price was changed to $0.005 per share and the due date was extended to November 30, 2014. As a result of the new conversion price the Company recorded an additional debt discount of $48,539. The additional discount will be amortized over the remaining term of the note. On March 21, 2014, $25,000 of the note was converted into 5,000,000 shares of common stock. The note is currently past due, shown net of a debt discount of $0 and has accrued interest of $10,422.

On June 15, 2013, the Company executed a promissory note for $15,000 with a shareholder. The note bears interest at 10% and was due within ninety days. On October 15, 2014, the original $15,000, accrued interest of $600 and an additional cash loan of $8,755 was rolled into a new convertible promissory note for $24,355. The new note bears interest at 10% per annum and is convertible at a 49% discount of the VWAP occurring during the ten days preceding the conversion date. The Company recorded a debt discount in the amount of $24,355 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $35,664 based on the Black Scholes Merton pricing model using the following attributes: .68% risk free rate, 258% volatility and a three year term to maturity. As of November 30, 2014, $9,141 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $36,025 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $15,214 at November 30, 2014 as accrued interest of $2,704.

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

On September 30, 2013, the Company received its third payment on the original JMJ Financial convertible promissory note dated June 19, 2013 of $27,500, including a $2,500 original issue discount. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $70,390 based on the Black Scholes Merton pricing model using the following attributes: .10% risk free rate, 261% volatility and a one year term to maturity. On June 5, 2014, $20,250 of principal was converted into 4,500,000 shares of common stock. In September 2014, the remaining balance on the note, including all interest, of $20,772 was converted into 10,883,336 shares of common stock. Due to the conversion the remaining debt discount of $2,184 was expensed and a gain on derivative of $19,877 recognized.

On February 27, 2014, the Company executed a convertible promissory note for $73,000 with Asher Enterprises, Inc. The note bears interest at 8% per annum and is due on or before December 3, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $73,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $118,582 based on the Black Scholes Merton pricing model. During the three months ended November 30, 2014, all principal and interest of $73,000 and $2,920, respectively was converted into 42,830,672 shares of common stock. Due to the conversion the remaining debt discount of $70,080 was expensed and a gain on derivative of $91,120 recognized.

On March 5, 2014, the Company executed a Convertible Promissory Note (the “note”) with Black Mountain Equities, Inc. (“Black Mountain”). The nominal principal sum of the Note is $250,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which is made at the sole discretion of Black Mountain. The Note is convertible into common stock in whole or in part at a variable conversion price equal to the lessor of $0.025 or a 60% discount to the lowest trade price in the twenty five trading days prior to conversion. The Company received its first payment towards the loan of $25,000. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $110,515 based on the Black Scholes Merton pricing model using the following attributes: .13% risk free rate, 193% volatility and a one year term to maturity. During the three months ended November 30, 2014, $23,800 of principal was converted into 26,240,311 shares of common stock. In addition, due to not fulfilling a conversion request within the required time frame the Company incurred a $16,000 penalty. As of November 30, 2014, $20,343 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $35,303 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $7,157 at November 30, 2014 and has accrued interest of $2,750.

On March 19, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before December 26, 2014. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. During the three months ended November 30, 2014, all principal and interest of 53,000 and $2,120, respectively was converted into 58,597,904 shares of common stock. Due to the conversion the Company recognized a loss on conversion of debt of $53,274.

On April 17, 2014, the Company received its fourth payment on the original JMJ Financial convertible promissory note dated June 19, 2013 of $44,000, including a $4,000 original issue discount. The Company recorded a debt discount in the amount of $44,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $104,127 based on the Black Scholes Merton pricing model using the following attributes: .11% risk free rate, 214% volatility and a one year term to maturity. During the three months ended November 30, 2014, $18,141 of principal was converted into 44,230,000 shares of common stock. As of November 30, 2014; $28,888 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $53,630 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $15,112 at November 30, 2014.

On May 20, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before February 23, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. The Company recorded a debt discount in the amount of $53,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $122,302 and derivative expense of $69,302 based on the Black Scholes Merton pricing model. As of November 30, 2014, $7,729 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $84,667 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $45,271 at November 30, 2014 and has accrued interest of $2,485.

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998, $2,150 of which has been repaid. The note bears interest at 5% and was due November 30, 2013. On July 22, 2014, the principal and accrued interest were rolled into a new convertible promissory note for $304,973. The new note bears interest at 8% per annum and is convertible at a 49% discount of the average trading price during the ten days preceding the conversion date. The Company recorded a debt discount in the amount of $274,973 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $395,341 based on the Black Scholes Merton pricing model using the following attributes: .11% risk free rate, 230% volatility and a one year term to maturity. On July 22, 2014, $30,000 of the note was converted into 6,000,000 shares of common stock. On September 24, 2014 $19,250 of the note was converted into 5,000,000 shares of common stock. On November 6, 2014 an additional $20,000 was loaned to the Company. In addition, during the three months ended November 30, 2014, Mr. Knoblich made the following debt assignments: $20,000 to Blackbridge Capital, LLC; $50,000 to WHC Capital, LLC; and $50,000 to Beaufort Capital Partners, LLC. As of November 30, 2014, $139,249 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $188,690 resulting in a gain on the change in fair value of the derivative. The balance of the note is $155,723 and is shown net of a debt discount of $105,590 and has accrued interest of $7,029.

On June 24, 2014, the Company received its fifth payment on the original JMJ Financial convertible promissory note dated June 19, 2013 of $44,000, including a $4,000 original issue discount. The Company recorded a debt discount in the amount of $44,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $66,010 based on the Black Scholes Merton pricing model using the following attributes: .11% risk free rate, 214% volatility and a one year term to maturity. As of November 30, 2014, $22,060 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $86,144 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $21,940 at November 30, 2014.

On July 11, 2014, the Company executed a convertible promissory note for $31,500 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before July 11, 2015. The note is convertible at a 45% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $987.

On August 18, 2014, the Company executed a convertible promissory note for $53,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before May 20, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $1,104.

On September 17, 2014, the Company executed a convertible promissory note for $20,000 with Blackbridge Capital, LLC. The note bears interest at 5% per annum and is due on or before March 17, 2015. The note is convertible at a 50% discount any time. On September 18, 2014, the note was converted into 12,121,212 shares of common stock. Due to the conversion the Company recognized a loss on conversion of debt of $17,576.

On September 24, 2014, the Company executed a convertible promissory note for $50,000 with WHC Capital, LLC. The note bears interest at 12% per annum and is due on or before September 24, 2015. The note is convertible at a 49% discount at any time. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $244,523 and derivative expense of $194,523 based on the Black Scholes Merton pricing model. On November 26, 2014, $5,148 of the principal was converted into 15,480,000 shares of common stock. As of November 30, 2014, $9,234 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $88,593 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $40,766 at November 30, 2014 and has accrued interest of $1,061.

On October 24, 2014, the Company executed a convertible promissory note for $50,000 with Beaufort Capital Partners, LLC. The note is non-interest bearing and is due on or before October 24, 2015. The note is convertible at a 50% discount at any time. The Company recorded a debt discount in the amount of $50,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $118,894 and derivative expense of $68,894 based on the Black Scholes Merton pricing model. During November 2014, $10,750 of the principal was converted into 30,714,286 shares of common stock. As of November 30, 2014, $13,103 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $88,397 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $36,897.

On October 30, 2014, the Company executed a convertible promissory note for $18,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before August 3, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $122.

Pursuant to the terms of the Resignation and Departure Package of Scott Plantinga, the former CEO, the Company executed a convertible promissory note on October 20, 2014 for $45,000 with Mr. Plantinga. The note bears interest at 10% per annum and is due in the following installments: $25,000 on November 10, 2014 and $20,000 due February 10, 2015. Failure to pay on the due date will result in a one-time $20,000 penalty. The note is convertible at a 50% discount at any time. The Company recorded a debt discount in the amount of $45,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $67,822 and derivative expense of $22,822 based on the Black Scholes Merton pricing model. The Company failed to make the required $25,000 payment on November 10th and therefore incurred the $20,000 penalty charge. As of November 30, 2014, $5,055 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $66,922 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $39,945 at November 30, 2014 and has accrued interest of $137.

Pursuant to the terms of the Resignation and Departure Package of Scott Plantinga, the former CEO, the Company executed a convertible promissory note on October 20, 2014 for $133,000 with Mr. Plantinga. The note consists of all accrued salary and bonus and additional severance compensation, bears interest at 12% per annum and is due October 20, 2015. The note is convertible at a 50% discount at any time. The Company recorded a debt discount in the amount of $133,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized an initial derivative liability of $200,451 and derivative expense of $67,451 based on the Black Scholes Merton pricing model. As of November 30, 2014, $14,940 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $197,792 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $118,060 at November 30, 2014 and has accrued interest of $1,793.

A summary of the status of the Company’s debt discounts, derivative liabilities and original issue discounts, and changes during the periods is presented below:

Debt Discount	August 31, 2014	Additions	Amortization	November 30, 2014
Asher – 2/27/14	70,080	-	(70,080)	-
Beaufort Capital	-	50,000	(13,103)	36,897
Black Mountain – 3/5/14	14,013	-	(6,856)	7,157
Caspi	10,094	-	(10,094)	-
JMJ – 9/30/13	2,184	-	(2,184)	-
JMJ – 4/17/14	27,606	-	(12,494)	15,112
JMJ – 6/24/14	32,910	-	(10,970)	21,940
KBM – 5/20/14	-	53,000	(7,729)	45,271
Knoblich	244,839	-	(139,249)	105,590
Neal	17,238	-	(2,024)	15,214
Scott Plantinga	-	133,000	(14,940)	118,060
Scott Plantinga	-	45,000	(5,055)	39,945
WHC Capital	-	50,000	(9,234)	40,766
	$418,964	$331,000	$(304,012)	$445,952

Derivative Liabilities	August 31, 2014	Initial Valuation	Revaluation on 11/30/14	Change in fair value of Derivative
Asher – 2/27/14	91,120	-	-	(91,120)
Beaufort Capital	-	118,894	88,397	(30,497)
Black Mountain – 3/5/14	33,509	-	35,303	1,794
JMJ – 9/30/13	19,877	-	-	(19,877)
JMJ - 4/17/14	60,776	-	53,630	(7,146)
JMJ – 6/24/14	63,221	-	86,144	22,923
KBM – 5/20/14	-	122,302	84,667	(37,635)
Knoblich	269,185	-	188,690	(80,495)
Neal	20,506	-	36,025	15,519
Scott Plantinga	-	67,822	66,922	(900)
Scott Plantinga	-	200,451	197,792	(2,659)
WHC Capital	-	244,523	88,593	(155,930)
	$558,194	$753,992	$926,163	$(386,023)

Original Issue Discount	August 31, 2014	Additions		Amortization	November 30, 2014
Black Mountain – 3/5/14	$1,405		$-	$(624)	$781
JMJ – 9/30/13	185		-	(185)	-
JMJ – 4/17/14	2,499		-	(986)	1,513
JMJ – 6/4/14	3,255		-	(986)	2,269
	$7,344	$		$(2,781)	$4,563

NOTE 4 – NOTES PAYABLE

On June 12, 2013, the Company executed a promissory note for $15,000. The loan was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. This loan has been extended with no specific terms of repayment.

As of November 30, 2014, the Company owed various shareholders $10,100 for advances made to cover certain operating costs. The loans accrue interest at 8% per annum and are due on demand.

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

A summary of the status of the Company’s outstanding warrants and changes during the periods is presented below:

	Shares available to purchase with warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, August 31, 2014	3,065,625	$0.03	$0.03

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, November 30, 2014	3,065,625	$0.03	$0.03

Exercisable, November 30, 2014	3,065,625	$0.03	$0.03

Range of Exercise Prices	Number Outstanding at 11/30/14	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.10 - $2.00	3,065,625	5.7 years	$0.03

NOTE 6 –COMMON STOCK TRANSACTIONS

On October 21, 2014, the Company’s Board of Directors approved a resolution to amend its Articles of Incorporation to increase the aggregate number of common shares that it may issue to three billion (3,000,000,000) shares.

On September 18, 2014, the Company issued 12,121,212 shares of common stock to Blackbridge Capital, LLC in conversion of total principal and interest of $20,000 (see Note 3).

On September 24, 2014, the Company issued 5,000,000 shares of common stock to the Company’s former CEO, Bruce Knoblich in conversion of $19,250 of the amount due to him.

On November 6, 2014, the Company issued 15,480,000 shares of common stock to WHC Capital, LLC in conversion of principal of $5,418 (see Note 3).

During the three months ended November 30, 2014, the Company issued a total of 42,830,672 shares of common stock to Asher Enterprises, Inc. in conversion of total principal and interest of $75,920 (see Note 3).

During the three months ended November 30, 2014, the Company issued a total of 55,113,336 shares of common stock to JMJ Financial in conversion of total principal and interest of $38,912 (see Note 3).

During the three months ended November 30, 2014, the Company issued a total of 23,240,311 shares of common stock to Black Mountain Equities, Inc. in conversion of total principal and interest of $23,800 (see Note 3).

During the three months ended November 30, 2014, the Company issued a total of 58,597,904 shares of common stock to KBM Worldwide, Inc., in conversion of total principal and interest of $55,120. As a result of the conversion the Company recognized a loss on conversion of debt of $53,274 (see Note 3).

During the three months ended November 30, 2014, the Company issued a total of 30,714,286 shares of common stock to Beaufort Capital Partners in conversion of total principal and interest of $10,750 (see Note 3).

NOTE 7 – PREFERRED STOCK

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

On October 17, 2014, our board of directors approved an Executive Employment Agreement (the “Agreement”) with Kendall Smith under which Mr. Smith was retained to serve as the new President. Under the Agreement, Mr. Smith will serve as the President and CEO for an initial term ending on August 31, 2015, with an automatic renewal for an additional year unless the Agreement is terminated by advance notice. As a signing bonus under the Agreement, Mr. Smith was issued 1,000,000 shares of our newly-designated Class A Convertible Preferred Stock. As a result of the issuance 1,000,000 shares of Class A Convertible Preferred Stock to Kendall Smith, as discussed above, Mr. Smith is deemed to have acquired control of the company on October 17, 2014.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2014, the Company issued 4,000,000 shares of common stock to employees for compensation. The shares were valued at the closing stock price on the date of grant for total non-cash expense of $23,000.

On November 6, 2014, our Board of Directors approved a Severance and Release Agreement (the “Agreement”) with our departing former CEO and board member, Scott Plantinga. The Agreement resolves all claims for compensation, benefits, or other consideration due to Mr. Plantinga under his Executive Employment Agreement dated September 1, 2013.

NOTE 9 - GOING CONCERN

As of November 30, 2014, the Company has a working capital deficit of $1,564,543, limited revenue and an accumulated deficit of $3,655,381. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to November 30, 2014, Beaufort Capital Partners, LLC converted $17,680 of the amount due to them into 63,266,667 shares of common stock.

Subsequent to November 30, 2014, JMJ Financial converted $19,680 of the amount due to them into 82,600,000 shares of common stock.

Subsequent to November 30, 2014, Black Mountain Equities, Inc. converted $12,850 of the amount due to them into 50,428,571 shares of common stock.

Subsequent to November 30, 2014, the Company cancelled the 12,121,212 shares issued to Blackbridge Capital, LLC, on September 18, 2014 for conversion of debt. The $20,000 of debt still due was then converted into 74,500,000 shares of common stock.

Subsequent to November 30, 2014, WHC Capital, LLC converted $15,273 of the amount due to them into 61,905,500 shares of common stock.

Subsequent to November 30, 2014, KBM Worldwide, Inc. converted $45,030 of the amount due to them into 188,072,902 shares of common stock.

On December 11, 2014, the Company executed a convertible promissory note for $18,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before August 3, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note.

On December 11, 2014, the John Neal note in the amount $24,355 plus accrued interest of $2,730 was assigned to Beaufort Capital Partners, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with Beaufort Capital Partners, LLC.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Products

Our line of products is scheduled to be available in the third quarter of our current fiscal year. At that time we will offer four products. Our lineup includes 1) Sterilized hemp seed, 2) Hemp bark fiber, 3) Hemp hurds, and 4) Raw hemp essential oil.

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

Results of Operations

Results of Operations for the Three Months ended November 30, 2014 compared to the Three Months Ended November 30, 2013.

Operating Expenses

Professional fees for the three months ended November 30, 2014 were $35,615, as compared to $25,494 for the three months ended November 30, 2013, an increase of $10,121 or 40%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The increase in the current period is attributed to an increase in audit fees that were incurred.

Stock based compensation was $163,755 for the three months ended November 30, 2014, as compared to $0 for the three months ended November 30, 2013.  This non-cash compensation expense consists of stock issued to employees and to third parties for various consulting and marketing services.

Salaries and wage expense for the three months ended November 30, 2014 decreased $77,314 or 90% to $8,419, as compared to $85,733 for the prior comparable period. The large decrease is the result of a reduction of staff resulting in fewer employees in the current period.

Marketing and advertising expense for the three months ended November 30, 2014 was $9,150, as compared to $23,850 for the three months ended November 30, 2013. The decrease of $14,700 is in conjunction with change to the Company business model.

General and administrative expense for the three months ended November 30, 2014 increased $70,470 to $175,488 as compared to $105,018 for the prior comparable period. Although, a majority G&A expense actually decreased, this decrease was offset with the recognition of $153,000 of severance expense.

Overall there was a $152,332 increase in operating expenses for the comparable period ended November 30.

Other Income and Expense

During the three months ended November 30, 2014 we incurred $304,012 of expense for amortization of debt discount and had a gain on the change in fair value of our derivative liability of $386,023. These gains and losses are a result of the derivative accounting required for the issuance of convertible debt. We also incurred $422,992 of derivative expense compared to $0 in the prior period, a $70,849 loss on conversion expense and $36,000 of penalty expense, none of which were incurred in the prior period. Overall, other income and loss went from other income for the three months ended November 30, 2013 of $36,478 to a loss of $463,557 for the three months ended November 30, 2014.

Net Loss

Overall we recorded a net loss of $855,984 for the three months ended November 30, 2014, as compared to a net loss of $203,617 for the three months ended November 30, 2013, an increase of $652,367. Much of the loss is attributed to non-cash expense from amortization of debt discount, derivative expense.

Liquidity and Capital Resources

We have received short term loan financing to fund operations under various promissory notes. Our promissory note obligations currently issued and outstanding are as follows:

We owe the principal sum of $100,000 to Steven J. Caspi under the terms of a Forbearance Agreement issued March 10, 2014 which modified the terms of the original Convertible Promissory Note and Security Agreement (the “Note”) issued November 19, 2012. The Forbearance Agreement bears interest at an annual rate of five percent (5%), with all principal and interest being due on or before November 30, 2014. The Note is convertible to shares of our common stock, in whole or in part at the option of Mr. Caspi, at a conversion price of $0.005 per share. This note is currently past due and has accrued interest of $10,422.

On May 31, 2013, the Company’s former CEO, Bruce Knoblich and the Company executed a promissory note for $289,998, $2,150 of which was been repaid. On July 22, 2014, the principal and accrued interest were rolled into a new convertible promissory note for $304,973. The new note bears interest at 8% per annum and is convertible at a 49% discount of the average trading price during the ten days preceding the conversion date. On July 22, 2014, $30,000 of the note was converted into 6,000,000 shares of common stock. On September 24, 2014 $19,250 of the note was converted into 5,000,000 shares of common stock. On November 6, 2014 an additional $20,000 was loaned to the Company. In addition, during the three months ended November 30, 2014, Mr. Knoblich made the following debt assignments: $20,000 to Blackbridge Capital, LLC; $50,000 to WHC Capital, LLC; and $50,000 to Beaufort Capital Partners, LLC. As of November 30, 2014, $139,249 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $188,690 resulting in a gain on the change in fair value of the derivative. The current principal due on this note is $155,723. Accrued interest as of November 30, 2014 was $7,029.

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

Our outstanding loans with JMJ under the Note are as follows:

Date	Due Date	Principal and Interest Amount
April 17, 2014	April 17, 2015	$11,957
June 24, 2014	June 24, 2015	$49,777
	Total	$61,734

On March 5, 2014, the Company executed a Convertible Promissory Note (the “note”) with Black Mountain Equities, Inc. (“Black Mountain”). The nominal principal sum of the Note is $250,000, with an original issue discount of ten percent (10%). The note matures one year from the effective date of each payment, which is made at the sole discretion of Black Mountain. The Note is convertible into common stock in whole or in part at a variable conversion price equal to the lessor of $0.025 or a 60% discount to the lowest trade price in the twenty five trading days prior to conversion. The Company received its first payment towards the loan of $25,000. Due to not fulfilling a conversion request within the required time frame the Company incurred a $16,000 penalty. The current principal due on this note is $6,850. Accrued interest as of November 30, 2014 was $2,750.

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

Our outstanding loans with KBM are as follows:

Date	Due Date	Principal Amount
May 20, 2014	February 20, 2015	$1,270
August 18, 2014	May 20, 2015	$53,000
October 30, 2014	August 3, 2015	$18,000
December 11, 2014	September 15, 2015	$17,500
	Total	$89,770

On July 11, 2014, the Company executed a convertible promissory note for $31,500 with LG Capital Funding, LLC. The note bears interest at 8% per annum and is due on or before July 11, 2015. The note is convertible at a 45% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 was $987.

On September 24, 2014, the Company executed a convertible promissory note for $50,000 with WHC Capital, LLC. The note bears interest at 12% per annum and is due on or before September 24, 2015. The note is convertible at a 49% discount at any time. The current principal due on this note is $29,579. Accrued interest as of November 30, 2014 was $1,061.

Pursuant to the terms of the Resignation and Departure Package of Scott Plantinga, the former CEO, the Company executed a convertible promissory note on October 20, 2014 for $45,000 with Mr. Plantinga. The note bears interest at 10% per annum and is due in the following installments: $25,000 on November 10, 2014 and $20,000 due February 10, 2015. Failure to pay on the due date will result in a one-time $20,000 penalty. The note is convertible at a 50% discount at any time. The Company failed to make the required $25,000 payment on November 10th and therefore incurred the $20,000 penalty charge. The current principal due on this note is $65,000. Accrued interest as of November 30, 2014 was $137.

Pursuant to the terms of the Resignation and Departure Package of Scott Plantinga, the former CEO, the Company executed a convertible promissory note on October 20, 2014 for $133,000 with Mr. Plantinga. The note consists of all accrued salary and bonus and additional severance compensation, bears interest at 12% per annum and is due October 20, 2015. The note is convertible at a 50% discount at any time. The current principal due on this note is $133,000. Accrued interest as of November 30, 2014 was $1,793.

On October 24, 2014, the Company executed a convertible promissory note for $50,000 with Beaufort Capital Partners, LLC. The note is non-interest bearing and is due on or before October 24, 2015. The note is convertible at a 50% discount at any time. The current principal due on this note is 21,750.

On October 30, 2014, the Company executed a convertible promissory note for $18,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before August 3, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note. Accrued interest on the note as of November 30, 2014 is $122.

On December 11, 2014, the Company executed a convertible promissory note for $18,000 with KBM Worldwide, Inc. The note bears interest at 8% per annum and is due on or before August 3, 2015. The note is convertible at a 49% discount any time during the period beginning 180 days following the date of the note.

On December 11, 2014, the John Neal note in the amount $24,355 plus accrued interest of $2,730 was assigned to Beaufort Capital Partners, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with Beaufort Capital Partners, LLC.

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

Going Concern

As of November 30, 2014, we had an accumulated deficit of $3,655,381 and a working capital deficit of $1,564,543. For the three months ended November 30, 2014, net cash used in operating activities was $73,125 and we received $35,000 from financing activities. This has raised substantial doubt about our ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for us to continue as a going concern.

Our activities to date have been supported by equity and debt financing.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

Off Balance Sheet Arrangements

As of November 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2014, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the period ended November 30, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 18, 2014, the Company issued 12,121,212 shares of common stock to Blackbridge Capital, LLC in conversion of total principal and interest of $20,000.

On September 24, 2014, the Company issued 5,000,000 shares of common stock to the Company’s former CEO, Bruce Knoblich in conversion of $19,250 of the amount due to him.

On November 6, 2014, the Company issued 15,480,000 shares of common stock to WHC Capital, LLC in conversion of principal of $5,418.

During the three months ended November 30, 2014, the Company issued a total of 42,830,672 shares of common stock to Asher Enterprises, Inc. in conversion of total principal and interest of $75,920.

During the three months ended November 30, 2014, the Company issued a total of 55,113,336 shares of common stock to JMJ Financial in conversion of total principal and interest of $38,912.

During the three months ended November 30, 2014, the Company issued a total of 23,240,311 shares of common stock to Black Mountain Equities, Inc. in conversion of total principal and interest of $23,800.

During the three months ended November 30, 2014, the Company issued a total of 58,597,904 shares of common stock to KBM Worldwide, Inc., in conversion of total principal and interest of $55,120. As a result of the conversion the Company recognized a loss on conversion of debt of $53,274.

During the three months ended November 30, 2014, the Company issued a total of 30,714,286 shares of common stock to Beaufort Capital Partners in conversion of total principal and interest of $10,750.

The above shares were issued in reliance upon exemptions from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

+In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aja Cannafacturing, Inc.

Date:	January 20, 2015

/s/ Kendall Smith
By:	Kendall Smith
Title:	Chief Executive Officer, Chief Financial Officer, President and Director

